Form 10-Q
period 2004-03-31
DEX MEDIA WEST LLC
filed 2004-05-21
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-102395

Dex Media West LLC

(Exact name of registrant as specified in its charter)

Delaware	25-1903487
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

198 Inverness Drive West

Englewood, Colorado
80112
(Address of principal executive offices)

(303) 784-2900

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I.

FINANCIAL INFORMATION

Item I.     Financial Statements

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

	As of	As of
	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$8,369	$4,658
Accounts receivable, net	58,328	53,114
Deferred directory costs	164,368	142,293
Current deferred taxes	3,732	3,876
Other current assets	3,065	5,461

Total current assets	237,862	209,402
Property, plant and equipment, net	49,825	38,016
Goodwill	2,193,335	2,198,586
Intangible assets, net	1,843,471	1,901,300
Deferred income taxes	14,316	13,778
Deferred financing costs	96,090	102,794
Other assets	2,956	2,955

Total Assets	$4,437,855	$4,466,831

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$26,961	$16,694
Amounts due to affiliate	14,811	28,554
Deferred revenue and customer deposits	102,115	68,232
Accrued interest payable	21,035	49,405
Current portion of long-term debt	33,245	20,178
Other accrued liabilities	4,031	6,113

Total current liabilities	202,198	189,176
Long-term debt	3,139,755	3,182,822
Amounts due to affiliate related to post-retirement and other post-employment obligations	37,219	35,519
Other liabilities	376	408

Total Liabilities	3,379,548	3,407,925

Commitments and contingencies (Note 9)
Accumulated deficit	(28,407)	(27,808)
Owner’s interest	1,086,714	1,086,714

Total Owner’s Equity	1,058,307	1,058,906

Total Liabilities and Owner’s Equity	$4,437,855	$4,466,831

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)
(Unaudited)

	Company	Predecessor

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Revenue	$207,388	$228,615
Operating Expenses:
Cost of revenue	62,822	67,611
General and administrative expense	21,781	16,604
Bad debt expense	7,077	7,227
Depreciation and amortization expense	3,839	2,074
Amortization of intangibles	57,829	—

Total operating expenses	153,348	93,516

Operating income	54,040	135,099
Other expense (income):
Interest income	(143)	(697)
Interest expense	55,176	32,355

(Loss) income before income taxes	(993)	103,441
Income tax (benefit) provision	(394)	38,790

Net (loss) income	$(599)	$64,651

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Company	Predecessor

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Operating activities:
Net (loss) income	$(599)	$64,651
Adjustments to net income (loss):
Bad debt expense	7,077	7,227
Depreciation and amortization expense	3,839	2,074
Amortization of intangibles	57,829	—
Amortization of deferred financing costs	6,862	6,933
Deferred tax benefit	(394)	(2,941)
Contributions from Qwest in lieu of income taxes	—	41,731
Changes in operating assets and liabilities:
Accounts receivable	(12,291)	7,237
Deferred directory costs	(22,075)	(2,392)
Other current assets	2,395	2,448
Accounts payable and other liabilities	(18,131)	11,139
Deferred revenue and customer deposits	33,883	(5,217)
Amounts due to affiliates	(12,043)	—
Employee benefit plan obligations and other, net	—	(993)

Cash provided by operating activities	46,352	131,897

Investing activities:
Acquisition of Dex West	5,251	—
Expenditures for property, plant and equipment	(4,505)	—
Capitalized software development costs	(11,143)	—

Cash used for investing activities	(10,397)	—

Financing activities:
Proceeds from issuance of short-term debt	23,000	—
Repayments of short-term debt	(23,000)	—
Borrowings from affiliates	—	—
Repayments on long-term debt	(30,000)	—
Payment of financing costs	(157)	—
Dividend to Owner	(2,087)	—

Cash used for financing activities	(32,244)	—

Cash and cash equivalents:
Increase	3,711	131,897
Beginning balance	4,658	161,338

Ending balance	$8,369	$293,235

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description of Business

(a)	Acquisition

      On August 19, 2002, Dex Holdings LLC (“Dex Holdings”), the parent of Dex Media, Inc. (“Dex Media”), new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together, the “Sponsors”), entered into concurrent purchase agreements (the “Dex East Purchase Agreement” and the “Dex West Purchase Agreement”) to purchase the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together “Qwest Dex”) from Qwest Communications International Inc. (“Qwest”) in two separate phases.

      In the first phase, consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business in the Dex East States (as defined below) to Dex Media East LLC (“Dex Media East”), an indirect wholly-owned subsidiary of Dex Media. Dex Media East now operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the “Dex East States”). The total amount of consideration paid for Qwest Dex’s directory business in the Dex East States was $2.8 billion (excluding fees and acquisition costs).

      In the second phase (the “Acquisition”), consummated on September 9, 2003, Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (as defined below) to GPP LLC, a newly-formed limited liability company. Immediately following this contribution, Dex Media West LLC, (“Dex Media West” or the “Company”), an indirect wholly-owned subsidiary of Dex Media, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees, acquisition costs and subject to adjustments relating to working capital levels). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the “Dex West States”). In conjunction with the sale, Dex West employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Services LLC (or “Service Co.”).

(b)	Predecessor Business

      The combined financial statements of the acquired business in the Dex West States prior to the September 9, 2003 acquisition date, referred to as “Dex West” or the “Predecessor,” represent a component of Qwest Dex and include the operating activities of Qwest Dex for the Dex West States.

(c)	Operations

      The Company is the exclusive official directory publisher for Qwest Corporation, Qwest’s local exchange carrier (“Qwest LEC”), in the Dex West States, which is the primary local exchange carrier in most service areas within the Dex West States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex West States. The Company provides directory and Internet solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to businesses and residents in the Dex West States through third-party vendors.

(2) Basis of Presentation

(a)	The Company

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange commission’s (“SEC”) instructions for interim financial statements, certain

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consists of normal recurring adjustments) necessary to fairly present the condensed consolidated results of operations, cash flows and financial position of the Company as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003, and for the years ended December 31, 2002 and 2001 included in the Company’s Form S-4 Amendment No. 2 as filed with the SEC. The condensed consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

      Dex West is considered the Predecessor to the Company. As such, the historical financial statements of Dex West are included in the accompanying consolidated financial statements, including the combined statements of operations and cash flows for the three months ended March 31, 2003, (together, the “Predecessor Financial Statements”). The Predecessor Financial Statements have not been adjusted to give effect to the Acquisition. As such, the consolidated financial statements of the Company after the Acquisition are not comparable to the Predecessor Financial Statements prior to the Acquisition. In management’s opinion, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the consolidated results of operations and financial position of the Company for all periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

(b)	The Predecessor

      The accompanying combined financial statements of the Predecessor include the activities of Qwest Dex for business conducted in the Dex West States. Because of Dex West’s relationship with Qwest Dex as well as Qwest and its other affiliates, the revenue and expenses are not necessarily indicative of what they would have been had Dex West operated without the shared resources of Qwest and its affiliates. Accordingly, these combined financial statements are not necessarily indicative of future results of operations.

(3) Summary of Significant Accounting Policies

(a)	Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of Dex Media West and its wholly-owned subsidiary, Dex Media West Finance Co. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

(c)	Revenue Recognition

      The sale of advertising in printed directories published by the Company and the Predecessor is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and the Predecessor publish white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the lives of certain directories in order to more efficiently manage work and customer flow. During 2003, the Company determined it would extend the lives of eight directories published in December 2002 and publish them in January 2004, in most cases. The lives of the affected directories will be 12 months thereafter. These extensions did not have a significant impact on our results of operations for the three months ended March 31, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting. For the three months ended March 31, 2004 and 2003, the Company and the Predecessor published 41 and 33 directories, respectively.

      The Company enters into transactions where the Company’s products and services are promoted by the customer and, in exchange, the Company carries the customer’s advertisement and accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to the Company’s operations for the three months ended March 31, 2004 and 2003.

      In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of Revenue

      The Company and the Predecessor account for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives, which act as the Company’s channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

(e)	Stock-Based Compensation

      Company. The Company accounts for the Stock Option Plan of Dex Media, Inc. under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Had the Company accounted for employee stock option grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”)

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for three months ended March 31, 2004 would have been as follows (in thousands):

Three Months
Ended
March 31,
2004

Net Loss:
As reported	$(599)
Pro forma	(670)

      Predecessor. Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex West for the three months ended March 31, 2003 would have been as follows (in thousands):

Three Months
Ended
March 31,
2003

Net Income:
As reported	$64,651
Pro forma	64,434

(f)	Income Tax Provision

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating losses and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

(4)	Goodwill and Intangible Assets

      During the three months ended March 31, 2004, goodwill was changed by the following purchase accounting adjustment (in thousands):

Balance at December 31, 2003	$2,198,586
Working capital adjustment	(5,251)

Balance at March 31, 2004	$2,193,335

      The initial purchase price and fair value estimates recorded upon the September 9, 2003 Acquisition were adjusted upon settlement of the working capital adjustment with the seller in 2004 pursuant to the provisions of the acquisition agreements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of March 31, 2004

	Gross
	Carrying	Accumulated	Net
Intangible Assets	Value	Amortization	Book Value	Life

Customer relationships — local	$890,000	$(99,104)	$790,896	20 years(1)
Customer relationships — national	252,000	(19,543)	232,457	25 years(1)
Non-compete/publishing agreements	359,000	(5,150)	353,850	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(8,703)	56,297	4 years
Advertising agreements	26,000	(1,029)	24,971	14 years

Totals	$1,977,000	$(133,529)	$1,843,471

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net
Intangible Assets	Value	Amortization	Book Value	Life

Customer relationships — local	$890,000	$(56,411)	$833,589	20 years(1)
Customer relationships — national	252,000	(11,023)	240,977	25 years(1)
Non-compete/publishing agreements	359,000	(2,860)	356,140	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(4,834)	60,166	4 years
Advertising agreements	26,000	(572)	25,428	14 years

Totals	$1,977,000	$(75,700)	$1,901,300

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired customers.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	March 31,	December 31,
	2004	2003

Notes payable to banks, Tranche A Term Loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 2.75% (weighted average of 3.87% at March 31, 2004)	$892,445	$905,778
Notes payable to banks, Tranche B Term Loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.75% (weighted average of 3.87% at March 31, 2004)	1,115,555	1,132,222
Unsecured senior notes, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior subordinated notes, due August 2013, bearing interest at 9.875%	780,000	780,000

	3,173,000	3,203,000
Less: current portion of long-term debt	(33,245)	(20,178)

	$3,139,755	$3,182,822

      As of March 31, 2004, there were no borrowings under the revolving credit facility. The Company paid interest and fees on the bank facility, senior notes and senior subordinated notes of $76.1 million during the three months ended March 31, 2004. As of March 31, 2004, the Company was in compliance with all debt covenants under its credit facilities.

(6)	Short-Term Borrowings

      In September 2002, Qwest Dex, Inc. issued to the Predecessor $750.0 million in debt with a two-year maturity. The loan consisted of a fixed interest rate component, at a rate of 14% per annum, and a floating interest rate component, at LIBOR plus 11.50% which was 12.8% at March 31, 2003. The loan was guaranteed by Qwest Dex Holdings, Inc. and Qwest Services Corporation (“QSC”), and the obligations are secured by a first priority pledge of the stock of Qwest Dex, a first priority pledge of substantially all of the assets of Qwest Dex and a second priority pledge of the stock of Qwest Corporation (“QC”), a wholly owned subsidiary of Qwest. The loan agreement includes certain financial covenants, including an interest coverage ratio based on EBITDA to interest expense with a minimum ratio of 4.75:1 and a debt to EBITDA ratio of 1.75:1 and other covenants limiting Dex’s ability to incur additional debt or liens, pay dividends and make investments. Upon the completion of the sale of Dex West, the entire $750 million debt balance was repaid. The Predecessor paid interest of approximately $22 million for the three months ended March 31, 2003.

      In addition, Qwest granted a secondary priority pledge of the stock of Qwest Dex Holdings, Inc. and Qwest Dex, Inc. and certain assets of Qwest Dex, Inc. to its banks in connection with an amendment of its credit facility. Qwest Dex, Inc. and Qwest Dex Holdings, Inc. are guarantors of the credit facility. The amount of the guarantee is limited to the maximum amount outstanding under the loan. The credit facility, as amended, includes several restrictive covenants which, among other things, limits Qwest’s ability to incur additional debt or liens; pay dividends; repurchase Qwest’s common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Options

      Company. On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of March 31, 2004 and December 31, 2003, the maximum number of shares of common stock available for grant was 623,000, respectively. The Compensation Committee of Dex Media determines the terms for each option. Generally, all outstanding stock options have an exercise price that was equal to the estimated fair value of the common stock on the date the stock option was granted. However, in certain instances stock options have been granted with an exercise price below the fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year.

      On November 8, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the Plan, Dex Media adjusted the exercise price of all outstanding options to $60, effective November 10, 2003. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.”

      On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the Plan, Dex Media adjusted the exercise price of outstanding options to $46.43 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FIN 44.

      Predecessor. Employees of the Predecessor participated in the Qwest employee stock incentive plans. The Qwest stock incentive plans were accounted for using the intrinsic value method of APB Opinion No. 25 under which no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Generally, options granted to current Dex Media West employees under this plan expired 90 days after the Acquisition.

(8)	Pension and Other Post-Retirement Benefits

(a)	General Description

      Company. Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”) with features similar to the Qwest plans described below. All individuals who became

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees of Dex Media in connection with the Acquisition and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisition became retirees of Qwest and as such receive benefits under the Qwest Plans. Dex Media has filed for a determination letter with the IRS for its pension plan.

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended March 31, 2004 and 2003. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months ended March 31, 2004 and 2003.

      On September 9, 2003, Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are included in Service Co.’s liabilities. The Company records an affiliate payable for the portion of the liability associated with the employees who provide services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue.

      Predecessor. Qwest Dex employees participated in the Qwest pension, other post-retirement and other post-employment benefit plans. The amounts contributed by Qwest Dex to these plans were not segregated or restricted to pay amounts due to Qwest Dex employees and could be used to provide benefits to other employees of Qwest or its affiliates. The cost of pension and post-retirement health care and life insurance benefits and required contributions were apportioned to Qwest Dex based upon demographic information provided by the plan administrator.

      The noncontributory defined benefit pension plan included substantially all management and occupational (union) employees. Post-retirement healthcare and life insurance plans provided medical, dental, and life insurance benefits for certain retirees. Qwest also provided post-employment benefits to certain former employees.

      Pension credits and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Qwest or Qwest Dex for the three months ended March 31, 2003 and neither Qwest nor Qwest Dex made any contributions to the other post-retirement benefit plan for the three months ended March 31, 2003.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit cost for the Company and the Predecessor are as follows (in thousands):

	Company		Predecessor

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,471	$343	$763	$90
Interest cost	1,713	414	2,687	1,642
Expected return on plan assets	(2,184)	—	(3,839)	(572)
Amortization of prior service cost	—	(57)	—	(75)
Amortization of transition asset	—	—	(318)	—
Amortization of net loss				421

Net periodic benefit cost	$1,000	$700	$(707)	$1,506

(9)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Amdocs Agreement

      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s and Dex Media East’s core production platform. Upon the consummation of the Dex West Acquisition, Dex Media’s obligation under the agreement totaled approximately $108.0 million. This project is designed to upgrade Dex Media’s existing software system to enhance its functionality. The Company will be allocated its proportional share of these charges in accordance with its Shared Services and Employees Agreement as the charges are incurred over the five year period. In the event that the Company is unable to meet its obligation, Dex Media East is required to assume the obligation for charges incurred, and in the event Dex Media East is unable to meet its obligation under the agreement, the Company may be required to assume the portion of the obligation currently attributable to Dex Media West. As of March 31, 2004, Dex Media East and the Company collectively have approximately $76.0 million remaining under this agreement.

(10)	Transactions with Affiliates

      Upon consummation of the acquisition of Dex West on September 9, 2003, all Qwest employees transferred to Dex Media West became legal employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Dex Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media West is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media West. Per the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.

(11) Related Party Transactions, Other than Affiliates

      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors will receive an annual advisory fee of $1.0 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company incurred $0.5 million in pro-rated annual advisory fees for three months ended March 31, 2004.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company and Dex Media East expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees.

(12)	Subsequent Event

      Dex Media filed a Form S-1 with the SEC on May 14, 2004 in connection with its proposed initial public offering. The intended use of proceeds from the offering is to reduce the Company’s and Dex Media East’s senior subordinated notes by $273.0 million and $183.8 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Background

      The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the acquisition of Dex West on September 9, 2003 (“the Acquisition”). In this section, references to “Dex West” or “Predecessor” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively the “Dex West States”) prior to the Acquisition. References to “we,” “our” or “us” refers to Dex Media West, the successor to Dex West. We have operated as a stand-alone company since the Acquisition. The Acquisition has been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to Dex Media West’s balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date.

      The discussion and analysis of historical predecessor periods does not reflect the significant impact that the Acquisition has had on us, including significantly increased leverage and liquidity requirements. The statements in the discussion and analysis regarding industry outlook, our expectations regarding future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements. See “— Disclosure Regarding Forward-Looking Statements.” You should read the following discussion together with our condensed consolidated financial statements and related notes thereto included elsewhere herein.

      As a result of our conversion to the Amdocs software system, certain of our customer categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Our Business

      We are the largest directory publisher in the Dex West States and the fourth largest directory publisher in the U.S. For the three months ended March 31, 2004 we published 41 directories and distributed approximately 11 million copies of these directories to business and residential consumers in the Dex West States. We also provide related services, including an Internet-based directory. For the three months ended March 31, 2004 we generated $207.4 million in revenue. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three months ended March 31, 2004 would have been $230.1 million. Approximately 97% of our total revenue, excluding the effects of purchase accounting, for the three months ended March 31, 2004 was generated from the publication of directories.

Stand-Alone Company

      Our Predecessor historically operated as the directory business of Qwest Dex in the Dex West States and not as a stand-alone company. The combined financial statements included for the three months ended March 31, 2003 have been derived from the historical financial statements of Qwest Dex and include the activities of Qwest Dex for business conducted in the Dex West States prior to the Acquisition. Because of the Predecessor’s relationship with Qwest Dex as well as Qwest and its other affiliates, the Predecessor’s historical results of operations and cash flows are not necessarily indicative of what they would have been had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the combined statements for the three months ended March 31, 2003 are not indicative of our future results of operations and cash flows. The historical costs for services provided to the Predecessor by Qwest and its affiliates may not necessarily reflect the expenses we will incur as a stand-alone company.

      Historically, the Predecessor reimbursed Qwest for services it and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs (“FDC”). FDCs include costs associated with employees of Qwest or Qwest affiliates that are entirely dedicated to functions within Dex West, many of whom became employees of Service Co. Such fully distributed employee costs were paid by Dex West through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Dex based upon presentation of periodic billings from Qwest or affiliates of Qwest. The allocation methodologies are consistent with the guidelines established for Qwest reporting to federal and state regulatory bodies. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses that we will incur as an independent entity.

      After the Acquisition, Qwest and Qwest LEC continued to provide certain services to us that they had historically provided to the Predecessor, including but not limited to support services relating to information technology services and payroll services, pursuant to a transition services agreement. We have terminated the transition services agreement with Qwest and Qwest LEC as of December 31, 2003 with services provided internally or through arrangements with third parties.

Our Strategy

      Our strategy is centered on building relationships with our major customer groups: small and medium-sized local businesses and national companies doing business in the Dex West States. We plan to continue to build our knowledge of their businesses and develop value-added content from that knowledge that can be distributed in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance product offerings such as bundled print and Internet.

      Maximizing the utility of our content is an important aspect of our overall strategy. To accomplish this, we plan to continue: innovating new products such as advertising on book spines, covers and tabs; expanding on market segmentation such as bilingual directories in select markets; and enhancing our distribution platforms. In addition, we plan to continue evaluating our related businesses based on the utility of these product offerings to our advertisers and customers.

      Now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. In 2004, we expect to replace our entire production system with Amdocs technology in a phased deployment.

Results of Operations

Overview

      Our consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of eight directories published in December 2002 would be extended. These eight directories were published, in most cases, in January 2004. These extensions were made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months, thereafter. These extensions did not have a significant impact on our results of operations for the three months ended March 31, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per customer and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      We estimate that our revenue and cost of revenue for the twelve months following the consummation of the Acquisition will be lower than they would have been had the Acquisition not occurred because the Acquisition has been accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Acquisition were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise be recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to September 2004. This purchase accounting adjustment is non-recurring and has no impact on cash flows.

      We enter into transactions where our products and services are promoted by a customer and, in exchange, we carry that customer’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to the Company’s operations for the three months ended March 31, 2004 and 2003.

      In certain cases, we enter into agreements with customers that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Cost of Revenue

      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and Administrative Expense

      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, customer billing, corporate management and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services, that were shared among Qwest affiliates, including real estate, information technologies, finance and human resources. However, since we have terminated the transition services agreements with Qwest and Qwest LEC as of December 31, 2003, we now incur these costs directly. Our general and administrative expense has increased as a stand-alone company and may continue to increase.

Income Tax Provision

      We account for income taxes under the asset and liability method of accounting. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating losses and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition will be approximately $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been because the Acquisition was accounted for under the purchase method of accounting. As such, the results of operations for the three months ended March 31, 2004 and 2003 are not comparable.

      Dex West financial information for the period prior to the consummation of the Acquisition on September 9, 2003 reflects a historic basis of accounting. Financial information for the period subsequent to the consummation of the Acquisition reflects a purchase accounting basis of accounting. As a result of the change in basis of assets, the financial information for these respective periods are not comparable.

      Upon the consummation of the Acquisition, we became a stand-alone company. Operating as a separate entity from Qwest would have increased our costs for the three months ended March 31, 2003. In addition, we have incurred incremental pension and benefit costs as a stand-alone entity. The increase in pension costs results from the elimination of pension credits included in Dex West’s historical results related to Qwest’s over-funded pension plan from which Dex Media West will no longer benefit. Additionally, Dex Media West is expected to incur increased employee benefit costs incurred due to separation from Qwest’s larger employee base. Other additional incremental costs relate primarily to post-retirement pension and other post-employment medical benefits, and to employee medical insurance and other employee related benefits. We have incurred certain stand-alone costs in connection with operating as a separate entity from Qwest. Future stand-alone costs incurred are unpredictable due to various factors. In addition, we pay an annual management fee of $2.0 million to the Sponsors. In connection with Dex Media’s initial public offering, the annual management consulting fees currently payable under the management consulting agreements with the Sponsors may be terminated.

      Historically, we have been included in the consolidated federal income tax returns filed by Qwest. We have had an informal agreement with Qwest pursuant to which we were required to compute our provision for income taxes on a separate return basis and pay to, or receive from, Qwest the separate U.S. federal income tax return liability or benefit so computed, if any. For federal income tax purposes, the Acquisition is treated as an asset purchase and we generally have a tax basis in the acquired assets equal to the purchase price. As a result, for tax purposes, we will be able to depreciate assets, primarily intangibles, with a higher tax basis after the consummation of the Acquisition. These step-ups in tax basis for intangibles, which will be amortized over 15 years, should significantly reduce our cash income taxes over that period.

      In connection with the Acquisition, we incurred substantial indebtedness. As a result, we incur significant interest expense and we have significant repayment obligations. The interest expense relating to this debt adversely affects our net income.

Results of Operations

The Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003.

	Dex Media West	Predecessor

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003	$ Change	% Change

		(Dollars in thousands)
Revenue:
Local directory services	$187,557	$189,301	$(1,744)	(0.9)%
National directory services	13,763	34,277	(20,514)	(59.8)%

Total directory services	201,320	223,578	(22,258)	(10.0)%
Other revenue	6,068	5,037	1,031	20.5%

Total revenue	207,388	228,615	(21,227)	9.3%
Cost of revenue	62,822	67,611	(4,789)	(7.1)%

Gross profit	144,566	161,004	(16,438)	(10.2)%
Gross margin	69.7%	70.4%
General and administrative expense, including bad debt expense	$28,858	$23,831	$5,027	21.1%

Revenue

      Total revenue decreased by $21.2 million or 9.3%, to $207.4 million for the three months ended March 31, 2004 from $228.6 million for the three months ended March 31, 2003. Excluding the effects of purchase accounting for deferred revenue, which totaled $22.7 million, total revenue for the three months ended March 31, 2004 would have been $230.1 million, a $1.5 million, or 0.7% increase from the same period in 2003. Total revenue, excluding the effects of purchase accounting, included $224.1 million in directory services revenue and $6.1 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to increases in local directory services revenue offset by decreases in revenue from national advertisers, as discussed below.

      Total directory services revenue, which consists of local and national directory services revenue, decreased $22.3 million, or 10.0% to $201.3 million for the three months ended March 31, 2004 from $223.6 million for the three months ended March 31, 2003. Excluding the effects of purchase accounting, total directory services revenue increased by $0.4 million to $224.0 million for the three months ended March 31, 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include the quantity of ads sold, the change in mix of ads among our product families and the proportion of ads sold with premium features. Pricing factors include certain price increases that are applied by product and market and that are offset by discount programs that may be offered in selected local markets for targeted products or headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable customer retention, contributed to our increased directory services revenue.

      Local directory services revenue decreased $1.7 million, or 0.9% to $187.6 million for the three months ended March 31, 2004 compared to $189.3 million for the three months ended March 31, 2003. Local directory services revenue, excluding the effects of purchase accounting which totaled $2.5 million, increased by $0.8 million to $190.1 million for the three months ended March 31, 2004 from $189.3 million for the three months ended March 31, 2003. Local directory services revenue, excluding the effects of purchase accounting, accounted for 82.6% of revenue for the three months ended March 31, 2004 compared to 82.8% for 2003.

      Revenue from national advertisers, including Qwest, decreased $20.5 million, or 59.8%, to $13.8 million for the three months ended March 31, 2004, as compared to $34.3 million for the three months ended March 31, 2003. Revenue from national advertisers, including Qwest, excluding the effects of purchase accounting which totaled $20.2 million, decreased $0.3 million, or 0.9% to $34.0 million for the three months ended March 31, 2004 compared to $34.3 million for the three months ended March 31, 2003. Revenue from national advertisers, including Qwest, for the three months ended March 31, 2004 accounted for 14.8% of revenue, excluding the effects of purchase accounting, as compared to 15.0% for three months ended March 31, 2003.

      Other revenue increased by $1.0 million, or 20.5%, to $6.1 million for the three months ended March 31, 2004 from $5.0 million for the three months ended March 31, 2003.

Cost of Revenue

      Cost of revenue recognized was $62.8 million for the three months ended March 31, 2004 compared to $67.6 million for the three months ended March 31, 2003. Excluding the effects of purchase accounting for deferred costs, which totaled $6.4 million, cost of revenue recognized would have been $69.2 million for the three months ended March 31, 2004. Cost of revenue recognized represented 30.1% of revenue, excluding the effects of purchase accounting, for the three months ended March 31, 2004, compared to 30.0% of revenue for the three months ended March 31, 2003.

      For the three months ended March 31, 2004 and 2003, we and our Predecessor incurred costs subject to deferral and amortization of $82.2 million and $69.9 million, respectively. Costs subject to deferral and amortization include certain employee costs, direct costs of publishing and other costs. The increase in incurred costs is primarily due to the shifts in publication schedules which impacted direct costs of publishing and national commissions by $9.7 million.

      Employee costs incurred decreased by $0.8 million, or 2.5% to $30.8 million for the three months ended March 31, 2004 from $31.6 million for the three months ended March 31, 2003. This decrease was primarily a result of lower sales incentives.

      Direct costs of publishing incurred, which primarily include paper, printing and distribution, were $35.6 million and $25.1 million for three months ended March 31, 2004 and 2003, respectively. The differences in directory publication schedules between the periods contributed to $7.1 million of the increase.

      Other costs of revenue incurred, which primarily includes systems expense, national commissions, office and facilities expense, and professional fees was $15.8 million for the three months ended March 31, 2004 compared to $13.2 million for the three months ended March 31, 2003.

Gross Profit

      Our gross profit was $144.6 million for the three months ended March 31, 2004 compared to $161.0 million for the three months ended March 31, 2003. Excluding the effects of purchase accounting, gross profit for the three months ended March 31, 2004 would have been $160.9 million. Gross margin, excluding the effects of purchase accounting, decreased to 69.9% for the three months ended March 31, 2004 from 70.4% for the three months ended March 31, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $5.0 million, or 21.1%, to $28.9 million for the three months ended March 31, 2004 from $23.8 million for the three months ended March 31, 2003. The increase was primarily due to increases in employee costs, advertising and office and facilities expense.

      Employee costs increased $3.7 million, or 75.5%, to $8.6 million from $4.9 million for the three months ended March 31, 2004 and 2003, respectively. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $2.3 million, or 76.7%, to $5.3 million for the three months ended March 31, 2004 from $3.0 million for the three months ended March 31, 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest, including additional employees in information technology, finance and human resources. Benefits increased $1.3 million, or 81.3%, to $2.9 million for three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. This increase is primarily due to pension credits in 2003 compared to pension expense for the three months ended March 31, 2004. Other employee costs were $0.4 million and $0.3 million for the three months ended march 31, 2004 and 2003, respectively.

      Bad debt expense decreased $0.2 million, or 2.1%, to $7.1 million for the three months ended March 31, 2004 from $7.2 million for the three months ended March 31, 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 3.1% for the three months ended March 31, 2004 compared to 3.2% for the three months ended March 31, 2003.

      Advertising increased $1.7 million, or 81.0%, to $3.8 million for the three months ended March 31, 2004 from $2.1 million for the three months ended March 31, 2003 due to efforts to increase customer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 1.7% for the three months ended March 31, 2004 compared to 0.9% for the three months ended March 31, 2003.

      Office and facilities expense was $3.4 million for the three months ended March 31, 2004 compared to $2.1 million for the three months ended March 31, 2004.

      All other general and administrative expense, decreased $1.5 million, or 20.0%, to $6.0 million for the three months ended March 31, 2004 from $7.5 million for the comparable period in 2003. For the three months ended March 31, 2003, other general and administrative expense includes affiliate charges and overhead allocations from Qwest.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of March 31, 2004 we have recorded $18.0 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Amortization of Intangibles

      In connection with the Acquisition, we recorded significant intangible assets at the date of Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the three months ended March 31, 2004 we recognized $57.8 million in amortization expense related to our identifiable intangible assets. There were no comparable expenses in periods of the Predecessor.

Interest Expense

      We incurred significant indebtedness in connection with the Acquisition and did not acquire the indebtedness of our Predecessor. As such, interest expense subsequent to and prior to the Acquisition are not comparable. We recognized interest expense of $55.2 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

Overview

      Following the transactions related to the Acquisition, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions.

      In connection with the Acquisition, we incurred $2,213.0 million of borrowings under our credit facilities and $1,165.0 million of indebtedness with the issuance of the outstanding notes. As of March 31, 2004, we had outstanding $3,173.0 million in aggregate indebtedness. As a result, we are significantly leveraged and our liquidity requirements will be significantly increased, primarily due to increased debt service obligations.

      Our credit facilities consist of a revolving credit facility and term loan facilities. The revolving credit facility expiring in September 2009 is comprised of total principal of up to $100.0 million available for general corporate purposes, subject to certain conditions. The term loan facilities consist of a Tranche A term loan facility and a Tranche B term loan facility, which mature in September 2009 and March 2010, respectively.

      Our credit facilities bear interest, at our option, at either:

•	a base rate used by JPMorgan Chase Bank, plus an applicable margin; or

•	a eurocurrency rate on deposits for one, two, three or six-month periods (or nine or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin.

      The applicable margins on loans under our revolving credit facility, the Tranche A term loan facility and the Tranche B term loan facility are subject to change depending on our leverage ratio.

      In addition to paying interest on outstanding principal amounts under our credit facilities, we are required to pay an annual commitment fee of 0.5% to the lenders for the unused commitments under our revolving credit facility. The commitment fee is payable quarterly in arrears and is subject to change depending on our leverage ratio.

      Our credit facilities contain negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with certain exceptions set forth in our credit agreement. Our credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, sale-leaseback transactions, incurrence of debt, payment of dividends and other restricted junior payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, changes in fiscal year, restrictive agreements with subsidiaries, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and inter-company indebtedness. Our credit facilities also require us to meet certain financial covenants, including leverage ratios, an interest coverage ratio and a fixed charges coverage ratio.

      We entered into a billing and collection services agreement with Qwest LEC upon the consummation of the Acquisition. Under this agreement, Qwest LEC will continue until November 7, 2004 subject to renewal, to bill and collect, on our behalf, amounts owed by customers, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 47% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 53% directly. Qwest LEC bills the customer on the same billing statement on which it bills the customer for local telephone service. In conjunction with the Acquisition, we developed and continue to maintain the ability to transition from the Qwest LEC billing and collection system to our own billing and collection system, for those customers billed by Qwest, within approximately two weeks should we choose to do so.

      Historically, our Predecessor’s principal source of liquidity has been cash flow generated from operations. Prior to the consummation of the Acquisition, Dex West’s primary liquidity requirements were for debt service on that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to it, debt service on $750.0 million of debt issued by Qwest Dex, dividends to Qwest, income tax payments to Qwest for the estimated tax liability of Qwest Dex as well as capital expenditures and working capital. Our Predecessor has historically generated sufficient cash flow to fund operations and investments and to make payments to Qwest.

Sources of Liquidity

      Net cash provided by operations was $46.4 million for the three months ended March 31, 2004. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $10.4 million for the three months ended March 31, 2004. The principal use of cash for investing activities was $15.6 million of expenditures for property, plant, and equipment and software. The principal source of cash flows from investing activities was $5.3 million cash received in settlement of the working capital true up for assets acquired and liabilities assumed in the Acquisition.

      Net cash used for financing activities was $32.2 million for the three months ended March 31, 2004. Significant uses of cash for financing activities for the three months ended March 31, 2004 include $30.0 million of repayments on long-term borrowings and $2.1 million of dividends paid to our parent.

      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend to a large extent on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months.

      We cannot assure you, however, that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under the note indentures and credit agreement prohibit us from commingling the funds of Dex Media East with ours. They also prohibit us from borrowing any funds from Dex Media East. Despite the restrictive covenants under the note indentures and credit agreement limiting our ability to incur additional indebtedness and dispose of our assets, the covenants allow for multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i. Cash from operating cash flow.

ii. Up to $100.0 million of the revolving credit facility available to us as of March 31, 2004.

iii. Other unsecured indebtedness which we may incur up to an aggregate principal amount of $75.0 million.

iv. We may sell, or dispose of, assets up to $15.0 million annually, subject to an aggregate amount of $30.0 million.

v. The proceeds from any debt issuance which we may use as long as our leverage ratio is at or below 4.0 to 1.0.

vi. We may use the proceeds from any equity offering as follows: a) 50%, if our leverage ratio is above 4.0 to 1.0 or b) 100%, if our leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of Dex Media initial public offering, we will amend our credit facility to, among other things, allow us access to a portion of the proceeds from any equity offering irrespective of our leverage ratio.

      The credit agreement and indentures governing the notes permit us to pursue the option of financing our capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $45.0 million at any time. As of March 31, 2004, the outstanding balance of capital leases was $0.6 million.

      Our access to liquidity will improve significantly when our leverage ratio drops below 4.0 to 1.0. The leverage ratio can be improved by reducing debt level or increasing the amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”). When our leverage ratio is under 4.0 to 1.0, we may retain any proceeds from debt or equity issuances for any business purpose, except for optional repayment of non-

credit facility related debt with equity proceeds. If we use equity proceeds to optionally repay a cumulative amount of non-credit facility related debt in excess of $20.0 million, we are required to repay equal amounts of debt under our term facilities with the proceeds from the same equity issuances.

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our credit facilities and notes, capital expenditures and working capital. During three months ended March 31, 2004, we used the funds generated from operations in excess of liquidity requirements to make optional repayments under our credit facilities.

      Our debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes and senior subordinated notes, is comprised of 36.7% fixed rate debt and 63.3% floating rate debt as of March 31, 2004. Mandatory repayments or optional repayments under the credit facilities in the future will cause the percentage of fixed rate debt in our debt portfolio to increase. As our fixed rate debt as a percentage of our total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities has significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of our portfolio will also increase.

      Tranche A and Tranche B of our term loan credit facilities have scheduled quarterly principal repayments starting June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made since September 10, 2003, the required quarterly payments for Tranche A in the period from June 30, 2004 to September 30, 2004 and for Tranche B in the period from June 30, 2004 to March 31, 2005 have been reduced to zero. The first mandatory repayment is now due December 31, 2004 for Tranche A and June 30, 2005 for Tranche B.

      On November 10, 2003, our indirect parent, Dex Media, issued $500.0 million of 8% Notes due 2013 and $389.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for gross proceeds of $750.2 million. The gross proceeds of $750.2 million were paid by Dex Media as a distribution to its parent and ultimately to the Sponsors. These notes are expected to be serviced and repaid from distributions to Dex Media from us and our affiliate, Dex Media East, subject in each case to restrictions contained in our respective debt agreements. Accordingly, our cash requirements will increase in May 2009 when cash interest becomes payable on Dex Media’s 9% Discount Notes.

      On February 11, 2004, our indirect parent, Dex Media, issued another $361.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $250.5 million were paid by Dex Media as a distribution to its parent and ultimately to the Sponsors. These discount notes defer interest until May 2009 at which time we, along with our affiliate, Dex Media East, will be expected to service and repay this debt in the form of distributions to Dex Media, subject in each case to restrictions contained in our respective debt agreements.

      Dex Media has no operations of its own and derives all of its cash flow and liquidity from its subsidiaries. It depends on the earnings and the distribution of funds from us and Dex Media East to meet its business needs. Although we are not obligated to make funds available to Dex Media for any purpose, we are expected to make cash distributions of $11.6 million to Dex Media semi-annually to service its cash interest obligations on the 8% Notes due 2013, subject to certain covenant requirements under the note indentures and credit agreement. Although the terms of our credit facilities permit us to pay cash distributions to Dex Media in an amount not to exceed 58% of the regularly scheduled interest payments on the initial $250.0 million of the $500.0 million of 8% Notes due 2013, we must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the distribution to Dex Media to cover our 58% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013. The indentures relating to our senior notes and senior subordinated notes permit up to $50.0 million in any fiscal year to be distributed to Dex Media to make interest payments on Dex Media’s Discount Notes and Notes.

Material Trends, Known Facts and Uncertainties

Advertising Revenue

      Directory services revenue is our most significant source of revenue. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates.

Paper Prices

      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA Co., Ltd. (formerly Daishowa America Co., Ltd.) and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years.

Stand-Alone Costs

      Historically, the Predecessor reimbursed Qwest for services Qwest and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs. The historical costs for services provided to the Predecessor by Qwest affiliates do not reflect the expenses that we will incur as a stand-alone entity. As of December 31, 2003 we completed the replacement of the services provided by Qwest and Qwest LEC with services provided internally or through arrangements with third parties. We expect that the costs we incur on a stand-alone basis will be higher than historical costs for services previously provided by Qwest and its affiliates.

Usage

      Based on industry sources, overall usage of printed yellow pages directories in the U.S. declined by a compound annual rate of approximately 2% between 1999 and 2003. Several factors, including the publication of competing directories and the increased usage of Internet-based directories, could cause usage of our printed directories to continue to decline. Any declines in usage could limit our ability to maintain or increase our advertising prices, cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and discourage businesses that do not purchase advertising in our yellow pages directories from doing so. Any of these factors could affect our ability to generate revenue and have a material adverse effect on our business.

On-Line Migration

      Although we remain primarily focused on our printed directories, we also market an Internet-based directory service, DexOnline.com (formerly Qwestdex.com), to our advertisers. We view our Internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory. We also believe that increased usage of Internet-based directories will continue to support overall usage and advertising rates in the U.S. directory advertising industry and could provide us with growth in advertisements. However, if we cannot provide services over the Internet successfully or compete successfully with other Internet-based directory services, our business would be negatively impacted.

Reduction of Bond Ratings

      In anticipation of the $361.0 million of 9% Discount Notes due 2013 issued on February 11, 2004 by our indirect parent, Dex Media, Moody’s Investor Service downgraded the credit ratings of our credit facilities, senior notes and senior subordinated notes by one notch while Standard and Poors maintained a negative outlook on our credit ratings. The rating downgrade does not have any immediate impact on our financing costs. If we issue new debt or refinance our existing debt in the future, the downgrade may result in higher interest costs.

Competition

      The U.S. directory advertising industry is competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex West States. For example, new competitive directories were introduced in four of our top ten markets in 2003 compared to just one new competitive directory in 2002.

      Through our Internet-based directory, we compete with these publishers and with other Internet sites providing search and classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising.

      The foregoing list of factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by us.

      We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The effect and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where these policies affect our reported and expected financial results.

Revenue Recognition

      The sale of advertising in printed directories published by us is our primary source of revenue. We recognize revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. Our directories are initially published with an estimated 12-month useful life, although we may revise the estimate of a directory life subsequent to its publication in order to better manage customer and production workflow as it relates to other directories published in the same period. Because we generally have the right to bill and collect revenue related to the extension of directory publishing dates, a revision in the estimated life of a given directory should not have a significant impact on our results of operations or cash flows.

Cost of Revenue

      Direct costs related to the sales, production and distribution of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery. Direct costs include sales commissions, graphics costs and the costs of printing, publishing and distribution. Revisions in the estimated useful lives of directories after their initial publication may cause the acceleration or deceleration of cost recognition related to the amortization of deferred directory costs. Although we cannot predict the extent such changes could have on future cost recognition, the movement of book publishing dates has historically had a minimal impact on cost recognition between periods.

Allowance for Doubtful Accounts and Bad Debt Expense

      We periodically make judgments regarding the collectibility of outstanding receivables and provide appropriate allowances when collectibility becomes doubtful. Although we believe our allowance for doubtful accounts adequately reflects that portion of our receivables that are uncollectible, we may revise our estimates in future periods based upon new circumstances and such revisions may be material.

Income Taxes

      It is our determination that it is more likely than not that we will utilize our deferred tax assets before the expiration of the net operating loss carryforward period. This determination is based upon our estimation of projected book and taxable income and expense over the next several years. To the extent our projections vary significantly from actual results, a portion of our deferred tax benefits may not be realizable, resulting in a charge to income tax expense.

Disclosure Regarding Forward-Looking Statements

      This Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this Form 10-Q and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt

      As of March 31, 2004, we had a total outstanding debt balance of $3,173.0 million comprising of $2,008.0 million of variable rate debt drawn under the secured credit facilities, $385.0 million of senior notes and $780.0 million of senior subordinated notes. The credit facilities were made up of $892.4 million of Tranche A Term Loan maturing in September 2009 and $1,115.6 million of Tranche B Term Loan maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of Tranche A Term Loan and Tranche B Term Loan approximated fair values.

      The $385.0 million unsecured senior notes bearing a fixed interest rate of 8 1/2% matures in August 2010. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $424.5 million at March 31, 2004.

      The $780.0 million unsecured senior subordinated notes bearing a fixed interest rate of 9?% matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $865.8 million at March 31, 2004.

Interest Rate Risk

      As of March 31, 2004, we had no borrowings outstanding under our revolving credit facility, $892.4 million of debt outstanding under our Tranche A term loan facility and $1,115.6 million of debt outstanding under our Tranche B term loan facility. Interest payable on our revolving credit facility and each of our term loan facilities are based upon variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming the average level of borrowings with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, we estimate that our interest expense for the there months ended March 31, 2004 would have increased by approximately $5.1 million.

Item 4.	Controls and Procedures

      Dex Media West maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      As of the end of the period covered by this report, Dex Media West carried out an evaluation, under the supervision and with the participation of Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Dex Media West’s disclosure controls and procedures. Based on the foregoing, Dex Media West’s Chief Executive Officer and Chief Financial Officer concluded that Dex Media West’s disclosure controls and procedures were effective as of the end of the period covered by this report.

      There have been no significant changes in Dex Media West’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Dex Media West completed its evaluation.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, we are a party to litigation matters arising in connection with the normal course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions or improper listings contained in directories published by us. Although we have not had notice of any such claims that we believe to be material, any pending or future claim could have a material adverse effect on our business.

      In addition, we are exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us was improperly accessed and disseminated by unauthorized persons. Although we have not had notice of any material claims relating to defamation or breach of privacy claims to date, we may be party to litigation matters that could have a material adverse effect on our business.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

31.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

           None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Dex Media West LLC has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA WEST LLC

By: /s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Chief Financial Officer and
Executive Vice President
(principal financial officer and
duly authorized officer)

Date: May 21, 2004

EXHIBIT INDEX

31.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.