Form 10-Q
period 2004-06-30
DEX MEDIA WEST LLC
filed 2004-08-12
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-112694

Dex Media West LLC

(Exact name of registrant as specified in its charter)

Delaware	25-1903487
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

198 Inverness Drive West

Englewood, Colorado
80112
(Address of principal executive offices)

(303) 784-2900

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

PART I.

FINANCIAL INFORMATION

Item 1.     Financial Statements

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,802	$4,658
Accounts receivable, net	60,138	53,114
Deferred directory costs	162,992	142,293
Current deferred taxes	4,595	3,876
Other current assets	2,906	5,461

Total current assets	232,433	209,402
Property, plant and equipment, net	50,883	38,016
Goodwill	2,193,335	2,198,586
Intangible assets, net	1,785,643	1,901,300
Deferred income taxes	11,095	13,778
Deferred financing costs	91,345	102,794
Other assets	2,945	2,955

Total Assets	$4,367,679	$4,466,831

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$16,294	$16,694
Amounts due to affiliate	1,878	28,554
Deferred revenue and customer deposits	116,390	68,232
Accrued interest payable	43,393	49,405
Current portion of long-term debt	39,903	20,178
Other accrued liabilities	3,472	6,113

Total current liabilities	221,330	189,176
Long-term debt	3,055,097	3,182,822
Amounts due to affiliate related to post-retirement and other post-employment obligations	38,761	35,519
Other liabilities	24	408

Total Liabilities	3,315,212	3,407,925

Commitments and contingencies (Note 9)
Accumulated deficit	(24,822)	(27,808)
Owner’s interest	1,077,289	1,086,714

Total Owner’s Equity	1,052,467	1,058,906

Total Liabilities and Owner’s Equity	$4,367,679	$4,466,831

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Company	Predecessor	Company	Predecessor

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$216,895	$228,806	$424,283	$457,421
Operating Expenses:
Cost of revenue	66,913	71,762	129,735	139,373
General and administrative expense	23,708	21,491	46,458	38,562
Bad debt expense	5,719	6,867	11,827	13,627
Depreciation and amortization expense	4,245	2,740	8,084	4,814
Amortization of intangibles	57,829	—	115,658	—

Total operating expenses	158,414	102,860	311,762	196,376

Operating income	58,481	125,946	112,521	261,045
Other (income) expense:
Interest income	(185)	(659)	(328)	(1,356)
Interest expense	52,723	32,796	107,899	65,151

Income before income taxes	5,943	93,809	4,950	197,250
Income tax provision	2,358	35,315	1,964	74,105

Net income	$3,585	$58,494	$2,986	$123,145

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Company	Predecessor

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2004	2003

Operating activities:
Net income	$2,986	$123,145
Adjustments to net income:
Bad debt expense	11,827	13,627
Stock option expense	177	—
Depreciation and amortization expense	8,084	4,814
Amortization of intangibles	115,658	—
Amortization of deferred financing costs	13,108	13,756
Loss on disposition of investment	9	—
Deferred tax provision (benefit)	1,964	(145)
Contributions from Qwest in lieu of income taxes	—	61,009
Changes in operating assets and liabilities:
Accounts receivable	(18,852)	23,550
Deferred directory costs	(20,698)	3,927
Other current assets	2,554	(161)
Accounts payable and other liabilities	(954)	(1,220)
Accrued interest	(6,012)	(1,497)
Deferred revenue and customer deposits	48,158	(22,911)
Amounts due to affiliates	(26,676)	—
Amounts due to affiliates related to post-retirement and other post-employment obligations	3,242	—
Employee benefit plan obligations and other long-term liabilities	(383)	5,217

Cash provided by operating activities	134,192	223,111

Investing activities:
Acquisition of Dex West	5,251	—
Expenditures for property, plant and equipment	(3,795)	(8,181)
Capitalized software development costs	(17,156)	—

Cash used for investing activities	(15,700)	(8,181)

Financing activities:
Proceeds from borrowings of revolving credit facility	23,000	—
Repayments on borrowings of revolving credit facility	(23,000)	—
Borrowings from affiliates	—	14,000
Repayments on long-term debt	(108,000)	—
Payment of refinancing costs	(1,659)	—
Distribution to Owner	(11,689)	(190,395)

Cash used for financing activities	(121,348)	(176,395)

Cash and cash equivalents:
(Decrease) Increase	(2,856)	38,535
Beginning balance	4,658	161,338

Ending balance	$1,802	$199,873

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

(a)	Dex Media Initial Public Offering

      As more fully described in Note 12, on July 27, 2004, the Company’s indirect parent, Dex Media consummated its initial public offering of common stock (the “Offering”). Immediately prior to the Offering, Dex Media completed a 10-for-1 split of all authorized shares of common stock. Share and per share data (except par value) for all periods presented have been restated to reflect the stock split.

(b)	Acquisition

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

      In the second phase (the “Acquisition”), consummated on September 9, 2003, Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (as defined below) to GPP LLC, a newly-formed limited liability company. Immediately following this contribution, Dex Media West LLC, (“Dex Media West” or the “Company”), an indirect wholly-owned subsidiary of Dex Media, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees, acquisition costs and subject to adjustments relating to working capital levels). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the “Dex West States”). In conjunction with the sale, Dex West employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC ( “Service Co.”).

(c)	Predecessor Business

      The combined financial statements of the acquired business in the Dex West States prior to the September 9, 2003 acquisition date, referred to as “Dex West” or the “Predecessor,” represent a component of Qwest Dex and include the operating activities of Qwest Dex for the Dex West States.

(d)	Operations

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

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange Commission’s (the “SEC”) instructions for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statement of financial position as of June 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the Predecessor as of December 31, 2003 and 2002 and for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003, and for the years ended December 31, 2002 and 2001 included in the Company’s Form S-4 Amendment No. 2 as filed with the SEC. The condensed consolidated statements of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

      The accompanying condensed consolidated statement of financial position of the Company as of June 30, 2004 and December 30, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004, and the condensed consolidated statement of cash flows for the six months ended June 30, 2004, include all material adjustments required under purchase accounting.

      Dex West is considered the Predecessor to the Company. As such, the historical financial statements of Dex West are included in the accompanying condensed consolidated financial statements, including the combined statements of operations for the three months and six months ended June 30, 2003, and the combined statement of cash flows for the six months ended June 30, 2003 (together, the “Predecessor Financial Statements”). The Predecessor Financial Statements have not been adjusted to give effect to the Acquisition. As such, the condensed consolidated financial statements of the Company after the Acquisition are not comparable to the Predecessor Financial Statements prior to the Acquisition.

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

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2004 presentation.

(3)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

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

      The sale of advertising in printed directories published by the Company and the Predecessor is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company and the Predecessor publish white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the lives of certain directories in order to more efficiently manage work and account flow. During 2003, the Company determined it would extend the lives of eight directories published in December 2002 and publish the new editions of these directories in January 2004, in most cases. The lives of the new editions of these directories will be 12 months thereafter. These extensions did not have a significant impact on the Company’s results of operations for the three months and six months ended June 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting. For the three months ended June 30, 2004 and 2003, the Company and its Predecessor each published 28 directories. For the six months ended June 30, 2004 and 2003, the Company and its Predecessor published 69 and 61 directories, respectively.

      The Company enters into transactions where the Company’s products and services are promoted by the account and, in exchange, the Company carries the account’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to the Company’s operations for the three months and six months ended June 30, 2004 and 2003.

      In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

      Company. The Company accounts for the Stock Option Plan of Dex Media, Inc. under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Had the Company accounted for employee stock option grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three months and six months ended June 30, 2004 would have been as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2004

Net Income:
As reported	$3,585	$2,986
Pro forma	3,601	2,931

      Predecessor. Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex West for the three months and six months ended June 30, 2003 would have been as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2003

Net Income:
As reported	$58,494	$123,145
Pro forma	58,324	122,758

(f)	Income Tax Provision

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

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Intangible Assets

      During the six months ended June 30, 2004, goodwill was decreased by the following purchase accounting adjustment (in thousands):

Balance at December 31, 2003	$2,198,586
Working capital adjustment	(5,251)

Balance at June 30, 2004	$2,193,335

      The initial purchase price and fair value estimates recorded upon the September 9, 2003 Acquisition were adjusted upon settlement of the working capital adjustment with the seller in 2004 pursuant to the provisions of the Dex West Purchase Agreement.

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of June 30, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$890,000	$(141,796)	$748,204	20 years	(1)
Account relationships — national	252,000	(28,062)	223,938	25 years	(1)
Non-compete/publishing agreements	359,000	(7,440)	351,560	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(12,572)	52,428	4 years
Advertising agreements	26,000	(1,487)	24,513	14 years

Totals	$1,977,000	$(191,357)	$1,785,643

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$890,000	$(56,411)	$833,589	20 years	(1)
Account relationships — national	252,000	(11,023)	240,977	25 years	(1)
Non-compete/publishing agreements	359,000	(2,860)	356,140	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(4,834)	60,166	4 years
Advertising agreements	26,000	(572)	25,428	14 years

Totals	$1,977,000	$(75,700)	$1,901,300

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired accounts.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	June 30,	December 31,
	2004	2003

Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 2.0% (weighted average of 3.33% at June 30, 2004)	$857,778	$905,778
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.25% (weighted average of 3.57% at June 30, 2004)	1,072,222	1,132,222
Unsecured senior notes, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior subordinated notes, due August 2013, bearing interest at 9.875%	780,000	780,000

	3,095,000	3,203,000
Less: current portion of long-term debt	(39,903)	(20,178)

	$3,055,097	$3,182,822

      As of June 30, 2004, there were no borrowings under the revolving credit facility. The Company paid interest and fees on the bank facility, senior notes and senior subordinated notes of $99.6 million during the six months ended June 30, 2004. As of June 30, 2004, the Company was in compliance with all debt covenants under its credit facilities.

      In connection with the amendment and restatement of our Credit Agreement, the applicable margins on the revolving credit facility, Tranche A term loan and Tranche B term loan have been reduced. The commitment fee on the unused portion of the revolving credit facility has been reduced to 0.375% from 0.5%. The price reductions have been effective since June 11, 2004.

      As discussed in Note 12(a), a portion of the net proceeds from Dex Media’s initial public offering of common stock will be used to redeem $18.2 million of the Company’s Senior Subordinated Notes at a redemption price of 109.875% plus accrued and unpaid interest.

(6)	Short-term Borrowings

      In September 2002, Qwest Dex, Inc. issued to the Predecessor $750.0 million in debt with a two-year maturity. The loan consisted of a fixed interest rate component, at a rate of 14% per annum, and a floating interest rate component, at LIBOR plus 11.50% which was 12.8% at June 30, 2003. The loan was guaranteed by Qwest Dex Holdings, Inc. and Qwest Services Corporation (“QSC”), and the obligations were secured by a first priority pledge of the stock of Qwest Dex, a first priority pledge of substantially all of the assets of Qwest Dex and a second priority pledge of the stock of Qwest Corporation (“QC”), a wholly owned subsidiary of Qwest. The loan agreement included certain financial covenants, including an interest coverage ratio based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense with a minimum ratio of 4.75:1 and a debt to EBITDA ratio of 1.75:1 and other covenants limiting Dex’s ability to incur additional debt or liens, pay dividends and make investments. Upon the completion of the sale of Dex West, the entire $750 million debt balance was repaid. The Predecessor paid interest of approximately $52 million for the six months ended June 30, 2003.

      In addition, Qwest granted a secondary priority pledge of the stock of Qwest Dex Holdings, Inc. and Qwest Dex, Inc. and certain assets of Qwest Dex, Inc. to its banks in connection with an amendment of its

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility. Qwest Dex, Inc. and Qwest Dex Holdings, Inc. were guarantors of the credit facility. The amount of the guarantee was limited to the maximum amount outstanding under the loan. The credit facility, as amended, included several restrictive covenants which, among other things, limited Qwest’s ability to incur additional debt or liens; pay dividends; repurchase Qwest’s common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.

(7)	Stock Options

      Company. On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of June 30, 2004, the maximum number of shares of common stock available for issuance under the 2002 Plan was 6,230,000, with 5,066,540 shares underlying outstanding options and 1,163,460 shares available for issuance pursuant to new awards. As more fully discussed in Note 13(d), effective July 27, 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan under which there are 1,000,000 shares of common stock available for grant. The Compensation Committee of Dex Media determines the terms for each option. Generally, all outstanding stock options have an exercise price that was equal to the estimated fair value of the common stock on the date the stock option was granted. However, in certain instances stock options have been granted with an exercise price below the fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year.

      On November 3, 2003, Dex Media declared a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 10, 2003. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.”

      On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FIN 44.

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

      Company. Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted a post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”) with features similar to the Qwest plans described below. All individuals who became employees of Dex Media in connection with the Acquisition and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisition became retirees of Qwest and as such receive benefits under the Qwest Plans. Dex Media has filed for a determination letter with the IRS for its pension plan.

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months and six months ended June 30, 2004. The post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months and six months ended June 30, 2004.

      On September 9, 2003, Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s reported liabilities. The Company records an affiliate payable for the portion of the liability associated with the employees who provide services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue.

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

      Pension credits and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Qwest or Qwest Dex for the three months and six months ended June 30, 2003 and neither Qwest nor Qwest Dex made any contributions to the other post-retirement benefit plan for the three months and six months ended June 30, 2003.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit cost for the Company and the Predecessor are as follows (in thousands):

	Company		Predecessor

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,471	$343	$763	$90
Interest cost	1,713	414	2,687	1,642
Expected return on plan assets	(2,184)	—	(3,839)	(572)
Amortization of prior service cost	—	(57)	—	(75)
Amortization of transition asset	—	—	(318)	—
Amortization of net loss	—	—	—	421

Net periodic benefit cost	$1,000	$700	$(707)	$1,506

	Company		Predecessor

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,942	$686	$1,526	$180
Interest cost	3,426	828	5,374	3,284
Expected return on plan assets	(4,368)	—	(7,678)	(1,144)
Amortization of prior service cost	—	(114)	—	(150)
Amortization of transition asset	—	—	(636)	—
Amortization of net loss	—	—	—	842

Net periodic benefit cost	$2,000	$1,400	$(1,414)	$3,012

(9)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Amdocs Agreement

      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s and Dex Media East’s core production platform and related on-going support. Upon the consummation of the Dex West Acquisition, Dex Media’s obligation under the agreement totaled approximately $108.0 million. This project is designed to upgrade Dex Media’s existing software system to enhance its functionality. The Company will be allocated its proportional share of these charges in accordance with its Shared Services and Employees Agreement as the charges are incurred over the five year period. In the event that the Company is unable to meet its obligation, Dex Media East is required to assume the obligation for charges incurred, and in the event Dex Media East is unable to meet its obligation under the agreement, the Company may be required to assume the portion of the obligation currently

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to Dex Media East. As of June 30, 2004, Dex Media East and the Company collectively have approximately $64 million of obligations remaining under this agreement. In addition, the Company and Dex Media East are obligated to collectively pay Amdocs approximately $10.2 million through 2008 related to the outsourcing of certain information technology resources.

(10)	Transactions with Affiliates

      As also described in Note 1(c) and 8(a), upon consummation of the acquisition of Dex West on September 9, 2003, all Dex West employees transferred to Dex Media West became legal employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media West is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media West. Pursuant to the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.

(11)	Related Party Transactions, Other Than Affiliates

      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors will receive an annual advisory fee of $1.0 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company incurred $0.5 million and $1.0 million in pro-rated annual advisory fees for the three months and six months ended June 30, 2004, respectively. As discussed in Note 12(a), the annual advisory fees payable under the agreements were terminated in conjunction with Dex Media’s initial public offering. The Sponsors maintain the right to act as the Company’s financial advisor or investment banker in connection with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company and Dex Media East expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees. As of June 30, 2004, approximately $1.5 million was not yet incurred under the contract.

(12)	Subsequent Events

(a)	Dex Media Initial Public Offering

      Effective July 27, 2004, the Company’s indirect parent, Dex Media, consummated its initial public offering of common stock. Part of the proceeds related to this offering will be used to redeem $18.2 million of the Company’s Senior Subordinated Notes on August 26, 2004 at a redemption price of 109.875% along with the accrued and unpaid interest. In connection with this offering, the Company paid $5.0 million to each of the Sponsors to eliminate the $2.0 million annual fee payable under the management consulting agreements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Dex Media Common Stock Split

      As discussed in Note 1(a), immediately prior to the initial public offering, Dex Media issued a 10-for-1 common stock split. The share and per share data in this report have been adjusted to reflect the effects of the stock split.

(c)	Notice to Bond Holders

      In connection with the initial public offering of common stock by Dex Media, the Company provided irrevocable notice to the holders of its 9 7/8% Senior Subordinated Notes that it would redeem $18.2 million of the outstanding notes on August 26, 2004. The funds required to meet the redemption obligation has been set aside using a portion of the proceeds from the initial public offering.

(d)	Dex Media, Inc. 2004 Incentive Award Plan

      Upon consummation of Dex Media’s initial public offering of common stock effective July 27, 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan under which there are 1,000,000 shares of common stock available for grant.

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

      Upon consummation of the Acquisition, Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly owned subsidiary of Dex Media, Dex Media Service Co. (“Service Co.”).

      As a result of our conversion to the Amdocs software system, certain of our account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Our Business

      We are the largest directory publisher in the Dex West States and the fourth largest directory publisher in the U.S. For each of the three months ended June 30, 2004 and 2003, we and our Predecessor published 28 directories and distributed 4.9 million copies of these directories to business and residential consumers in the Dex West States. For the six months ended June 30, 2004 and 2003 we and our Predecessor published 69 and 61 directories, respectively, and distributed 15.5 million and 13.5 million copies of these directories, respectively, to business and residential consumers in the Dex West States. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule. For the three months and six months ended June 30, 2004 we generated $216.9 million and $424.3 million in revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three months and six months ended June 30, 2004 would have been $232.2 million and $462.4 million, respectively. Approximately 97.1% and 97.2% of our total revenue, excluding the effects of purchase accounting, for the three months and six months ended June 30, 2004, respectively, was generated from the publication of directories.

Stand-Alone Company

      Our Predecessor historically operated as the directory business of Qwest Dex in the Dex West States and not as a stand-alone company. The combined financial statements included for the three months and six months ended June 30, 2003 have been derived from the historical financial statements of Qwest Dex and include the activities of Qwest Dex for business conducted in the Dex West States prior to the Acquisition. Because of the Predecessor’s relationship with Qwest Dex as well as Qwest and its other affiliates, the

Predecessor’s historical results of operations and cash flows are not necessarily indicative of what they would have been had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the combined statements for the three months and six months ended June 30, 2003 are not indicative of our future results of operations and cash flows. The historical costs for services provided to the Predecessor by Qwest and its affiliates may not necessarily reflect the expenses we will incur as a stand-alone company.

      Historically, the Predecessor reimbursed Qwest for services it and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs (“FDC”). FDCs include costs associated with employees of Qwest or Qwest affiliates that are entirely dedicated to functions within Dex West, many of whom became employees of Service Co. upon consummation of the Acquisition. Such fully distributed employee costs were paid by Dex West through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Dex West based upon presentation of periodic billings from Qwest or affiliates of Qwest. The allocation methodologies are consistent with the guidelines established for Qwest reporting to federal and state regulatory bodies. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses that we will incur as an independent entity.

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

Our Strategy

      Our strategy is centered on building relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex West States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance product offerings such as bundled print and Internet.

      Maximizing the utility of our content is an important aspect of our overall strategy. To accomplish this, we plan to continue: innovating new products such as advertising on book spines, covers and tabs; expanding on market segmentation such as bilingual directories in select markets; and enhancing our distribution platforms. In addition, we plan to continue evaluating our related businesses based on the utility of these product offerings to our advertisers and consumers.

      Also, now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. Beginning in 2004, we expect to replace our entire production system with Amdocs technology in a phased deployment. The first phase was deployed on June 1, 2004 with the last phase expected to be completed in the first quarter of 2005. Costs related to the phased deployment and related on-going support to be incurred by us and Dex Media East, through 2008, include a $108.0 million contract with Amdocs of which $63.9 million was not yet incurred as of June 30, 2004, and to date we have incurred other costs of approximately $16 million.

Results of Operations

Overview

      Our condensed consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of eight directories published in December 2002 would be extended. The new editions of these eight directories were published, in most cases, in January 2004. These extensions were made to more efficiently manage work and account flow. The lives of the new editions of these directories are expected to be 12 months, thereafter. These extensions did not have a significant impact on our results of operations for the three months and six months ended June 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

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

      We enter into transactions where our products and services are promoted by an account and, in exchange, we carry that account’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to our operations for the three months and six months ended June 30, 2004 and 2003.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and Administrative Expense

      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services, that were shared among Qwest affiliates, including real estate, information technologies, finance and human resources. However, since we have terminated the transition services agreements with Qwest as of December 31, 2003, we now incur these costs directly. Our general and administrative expense has increased as a stand-alone company and may continue to increase.

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

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition will be approximately $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been because the Acquisition was accounted for under the purchase method of accounting. As such, the results of operations for the three months and six months ended June 30, 2004 and 2003 are not comparable.

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

      Upon the consummation of the Acquisition, we became a stand-alone company. Operating as a separate entity from Qwest would have increased our costs for the three months and six months ended June 30, 2003. In addition, we have incurred incremental pension and benefit costs as a stand-alone entity. The increase in pension costs results from the elimination of pension credits included in Dex West’s historical results related to Qwest’s over-funded pension plan from which Dex Media West will no longer benefit. Additionally, we have incurred increased employee benefit costs due to separation from Qwest’s larger employee base. In addition, we pay an annual management fee of $2.0 million to the Sponsors. Future stand-alone costs incurred are unpredictable due to various factors. In connection with Dex Media’s initial public offering, the annual management consulting fees payable under the management consulting agreements with the Sponsors were terminated.

      Historically, Dex West was included in the consolidated federal income tax returns filed by Qwest. Dex West had an informal agreement with Qwest pursuant to which Dex West was required to compute its provision for income taxes on a separate return basis and pay to, or receive from, Qwest the separate U.S. federal income tax return liability or benefit so computed, if any. For federal income tax purposes, the Acquisition is treated as an asset purchase and we generally have a tax basis in the acquired assets equal to the purchase price. As a result, for tax purposes, we will be able to depreciate assets, primarily intangibles, with a higher tax basis after the consummation of the Acquisition. These step-ups in tax basis for intangibles, which will be amortized over 15 years, should significantly reduce our cash income taxes over that period.

      In connection with the Acquisition, we incurred substantial indebtedness. As a result, we incur significant interest expense and we have significant repayment obligations. The interest expense relating to this debt adversely affects our net income.

Results of Operations

The Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003.

	Dex Media West	Predecessor

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue:
Local directory services	$190,164	$189,128	$1,036	(0.5)%
National directory services	21,719	34,112	(12,393)	(36.3)%

Total directory services	211,883	223,240	(11,357)	(5.1)%
Other revenue	5,012	5,566	(554)	(10.0)%

Total revenue	216,895	228,806	(11,911)	(5.2)%
Cost of revenue	66,913	71,762	(4,849)	(6.8)%

Gross profit	149,982	157,044	(7,062)	(4.5)%
Gross margin	69.2%	68.6%
General and administrative expense, including bad debt expense	$29,427	$28,358	$1,069	3.8%

Revenue

      Total revenue decreased by $11.9 million or 5.2%, to $216.9 million for the three months ended June 30, 2004 from $228.8 million for the three months ended June 30, 2003. Excluding the effects of purchase accounting for deferred revenue, which totaled $15.4 million, total revenue for the three months ended June 30, 2004 would have been $232.3 million, a $3.5 million, or 1.5% increase from the same period in 2003. Total revenue, excluding the effects of purchase accounting, included $227.3 million in directory services revenue and $5.0 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to increases in local directory services revenue offset by decreases in revenue from national advertisers, as discussed below.

      Total directory services revenue, which consists of local and national directory services revenue, decreased $11.4 million, or 5.1% to $211.9 million for the three months ended June 30, 2004 from $223.2 million for the three months ended June 30, 2003. Excluding the effects of purchase accounting, total directory services revenue increased by $4.1 million to $227.3 million for the three months ended June 30, 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include the quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include certain price increases that are applied by product and market and that are offset by discount programs that may be offered in selected local markets for targeted products or headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our increased directory services revenue.

      Local directory services revenue increased $1.0 million, or 0.5% to $190.2 million for the three months ended June 30, 2004 compared to $189.1 million for the three months ended June 30, 2003. Local directory services revenue, excluding the effects of purchase accounting which totaled $3.5 million, increased by $4.6 million to $193.7 million for the three months ended June 30, 2004 from $189.1 million for the three months ended June 30, 2003. Local directory services revenue for the three months ended June 30, 2004 accounted for 83.4% of revenue, excluding the effects of purchase accounting, as compared to 82.6% for the three months ended June 30, 2003.

      Revenue from national advertisers decreased $12.4 million, or 36.3%, to $21.7 million for the three months ended June 30, 2004, as compared to $34.1 million for the three months ended June 30, 2003. Revenue from national advertisers excluding the effects of purchase accounting which totaled $11.9 million, decreased $0.5 million, or 1.5% to $33.6 million for the three months ended June 30, 2004 compared to $34.1 million for the three months ended June 30, 2003. Revenue from national advertisers for the three months ended June 30, 2004 accounted for 14.5% of revenue, excluding the effects of purchase accounting, as compared to 14.9% for three months ended June 30, 2003.

      Other revenue decreased by $0.6 million, or 10.0%, to $5.0 million for the three months ended June 30, 2004 from $5.6 million for the three months ended June 30, 2003.

Cost of Revenue

      Cost of revenue recognized was $66.9 million for the three months ended June 30, 2004 compared to $71.8 million for the three months ended June 30, 2003. Excluding the effects of purchase accounting for deferred costs, which totaled $3.3 million, cost of revenue recognized would have been $70.2 million for the three months ended June 30, 2004. Cost of revenue recognized represented 30.2% of revenue, excluding the effects of purchase accounting, for the three months ended June 30, 2004, compared to 31.4% of revenue for the three months ended June 30, 2003.

      For the three months ended June 30, 2004 and 2003, we and our Predecessor incurred costs subject to deferral and amortization of $64.8 million and $65.1 million, respectively.

      Employee costs incurred decreased by $2.4 million, or 7.4%, to $29.9 million for the three months ended June 30, 2004 from $32.3 million for the three months ended June 30, 2003. This decrease is primarily a result of changes to sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily include paper, printing and distribution, were $20.2 million and $20.5 million for three months ended June 30, 2004 and 2003, respectively.

      Contracting and professional fees incurred increased $2.1 million to $3.5 million from $1.4 million for the three months ended June 30, 2004 and 2003, respectively. The increase is primarily due to increased on-going support related to our production system conversion for which the first phase was deployed in the second quarter of 2004.

      Other costs of revenue incurred, which primarily includes systems expense, national commissions, office and facilities expense, and professional fees were $11.2 million for the three months ended June 30, 2004 compared to $10.9 million for the three months ended June 30, 2003.

Gross Profit

      Our gross profit was $150.0 million for the three months ended June 30, 2004 compared to $157.0 million for the three months ended June 30, 2003. Excluding the effects of purchase accounting, gross profit for the three months ended June 30, 2004 would have been $162.1 million. Gross margin, excluding the effects of purchase accounting, increased to 69.8% for the three months ended June 30, 2004 from 68.6% from the three months ended June 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $1.1 million, or 3.8%, to $29.4 million for the three months ended June 30, 2004 from $28.4 million for the three months ended June 30, 2003. The increase was primarily due to increases in employee costs, advertising and contracting and professional fees.

      Employee costs increased $3.2 million, or 62.7%, to $8.3 million from $5.1 million for the three months ended June 30, 2004 and 2003, respectively. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $2.0 million, or 64.5%, to $5.1 million for the three months ended June 30, 2004 from $3.1 million for the three months ended June 30, 2003. The increase in salaries and wages was due primarily to increases in stand-alone costs resulting from operating the Company as a separate entity from Qwest. Prior to 2004, the functions of finance, human resources, real estate and information technology were provided primarily by Qwest and were included in other general and administrative expense as affiliate expenses. Benefits increased $1.3 million, or 92.9%, to $2.7 million for three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003. This increase is primarily due to higher costs of medical benefits and to pension credits recognized in 2003 related to Qwest’s over-funded pension from which Dex Media does not benefit. Other employee costs were $0.5 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively.

      Bad debt expense decreased $1.2 million, or 17.4%, to $5.7 million for the three months ended June 30, 2004 from $6.9 million for the three months ended June 30, 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.5% for the three months ended June 30, 2004 compared to 3.0% for the three months ended June 30, 2003. The decrease in bad debt expense is primarily a result of higher expense in 2003 relating to the bankruptcy of a specific CMR.

      Advertising increased $1.7 million, or 53.1%, to $4.9 million for the three months ended June 30, 2004 from $3.2 million for the three months ended June 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.1% for the three months ended June 30, 2004 compared to 1.4% for the three months ended June 30, 2003.

      Contracting and professional fees increased $1.8 million, or 52.9%, to $5.2 million for the three months ended June 30, 2004 from $3.4 million for the three months ended June 30, 2003. The increase is primarily due to increased receivable collection efforts and accounting and legal fees.

      All other general and administrative expense, decreased $4.5 million, or 45.9%, to $5.3 million for the three months ended June 30, 2004 from $9.8 million for the three months ended March 31, 2003. For the three months ended June 30, 2003, other general and administrative expense includes affiliate charges and overhead allocations from Qwest.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of June 30, 2004 we have recorded $15.7 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Amortization of Intangibles

      In connection with the Acquisition, we recorded significant intangible assets at the date of Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the three months ended June 30, 2004 we recognized $57.8 million in amortization expense related to our identifiable intangible assets. There were no comparable expenses in periods of the Predecessor.

Interest Expense

      We incurred significant indebtedness in connection with the Acquisition and did not acquire the indebtedness of our Predecessor. As such, interest expense subsequent to and prior to the Acquisition are not comparable. We recognized interest expense of $52.7 million for the three months ended June 30, 2004.

The Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003.

	Dex Media West	Predecessor

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue:
Local directory services	$378,757	$378,481	276	(0.1)%
National directory services	35,482	68,389	(32,907)	(48.1)%

Total directory services	414,239	446,870	(32,631)	(7.3)%
Other revenue	10,044	10,551	(507)	(4.8)%

Total revenue	424,283	457,421	(33,138)	(7.2)%
Cost of revenue	129,734	139,373	(9,639)	(6.9)%

Gross profit	294,549	318,048	(23,499)	(7.4)%
Gross margin	69.4%	69.5%
General and administrative expense, including bad debt expense	$58,285	$52,189	6,096	11.7%

Revenue

      Total revenue decreased by $33.1 million or 7.2%, to $424.3 million for the six months ended June 30, 2004 from $457.4 million for the six months ended June 30, 2003. Excluding the effects of purchase accounting for deferred revenue, which totaled $38.1 million, total revenue for the six months ended June 30, 2004 would have been $462.4 million, a $5.0 million, or 1.1% increase from the same period in 2003. Total revenue, excluding the effects of purchase accounting, included $452.3 million in directory services revenue and $10.0 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to increases in local directory services revenue offset by decreases in revenue from national advertisers, as discussed below.

      Total directory services revenue, which consists of local and national directory services revenue, decreased $32.6 million, or 7.3% to $414.2 million for the six months ended June 30, 2004 from $446.9 million for the six months ended June 30, 2003. Excluding the effects of purchase accounting, total directory services revenue increased by $5.4 million to $452.3 million for the six months ended June 30, 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include the quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include certain price increases that are applied by product and market and that are offset by discount programs that may be offered in selected local markets for targeted products or headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our increased directory services revenue.

      Local directory services revenue increased $0.3 million, or 0.1% to $378.8 million for the six months ended June 30, 2004 compared to $378.5 million for the six months ended June 30, 2003. Local directory services revenue, excluding the effects of purchase accounting which totaled $5.9 million, increased by $6.2 million to $384.7 million for the six months ended June 30, 2004 from $378.5 million for the six months ended June 30, 2003. Local directory services revenue, excluding the effects of purchase accounting, accounted for 83.2% of revenue for the six months ended June 30, 2004 compared to 82.8% for 2003.

      Revenue from national advertisers decreased $32.9 million, or 48.1%, to $35.5 million for the six months ended June 30, 2004, as compared to $68.4 million for the six months ended June 30, 2003. Revenue from national advertisers excluding the effects of purchase accounting which totaled $32.2 million, decreased $0.7 million, or 1.0% to $67.7 million for the six months ended June 30, 2003 compared to $68.4 million for the six months ended June 30, 2003. Revenue from national advertisers for the six months ended June 30, 2004 accounted for 14.6% of revenue, excluding the effects of purchase accounting, as compared to 15.0% for six months ended June 30, 2003.

      Other revenue decreased by $0.5 million, or 4.8%, to $10.0 million for the six months ended June 30, 2004 from $10.6 million for the six months ended June 30, 2003.

Cost of Revenue

      Cost of revenue recognized was $129.7 million for the six months ended June 30, 2004 compared to $139.4 million for the six months ended June 30, 2003. Excluding the effects of purchase accounting for deferred costs, which totaled $9.7 million, cost of revenue recognized would have been $139.4 million for the six months ended June 30, 2004. Cost of revenue recognized represented 30.1% of revenue, excluding the effects of purchase accounting, for the six months ended June 30, 2004, compared to 30.5% of revenue for the six months ended June 30, 2003.

      For the six months ended June 30, 2004 and 2003, we and our Predecessor incurred costs subject to deferral and amortization of $147.0 million and $135.0 million, respectively. The increase in incurred costs is primarily due to increased contracting and professional fees related to on-going support costs for our product system conversion and to the shifts in publication schedules of eight directories from December 2003 to the first quarter of 2004, which impacted direct costs of publishing and national commissions by $9.8 million.

      Employee costs incurred decreased by $3.1 million, or 4.9% to $60.7 million for the six months ended June 30, 2004 from $63.8 million for the six months ended June 30, 2003. The decrease is primarily a result of changes to sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily include paper, printing and distribution, were $55.8 million and $45.7 million for six months ended June 30, 2004 and 2003, respectively. The differences in directory publication schedules between the periods contributed to $7.1 million of the increase.

      Contracting and professional fees increased $3.9 million to $6.2 million from $2.3 million for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily due to on-going support related to our production system conversion for which the first phase was deployed in the second quarter of 2004.

      Other costs of revenue incurred, which primarily includes systems expense, national commissions, office and facilities expense, and professional fees was $24.3 million for the six months ended June 30, 2004 compared to $23.2 million for the six months ended June 30, 2003.

Gross Profit

      Our gross profit was $294.5 million for the six months ended June 30, 2004 compared to $318.0 million for the six months ended June 30, 2003. Excluding the effects of purchase accounting, gross profit for the six months ended June 30, 2004 would have been $322.9 million compared to $318.0 million for six months ended June 30, 2003. Gross margin, excluding the effects of purchase accounting, increased to 69.8% for the six months ended June 30, 2004 from 69.5% for the six months ended June 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $6.1 million, or 11.7%, to $58.3 million for the six months ended June 30, 2004 from $52.2 million for the six months ended June 30, 2003. The increase was primarily due to increases in employee costs, advertising and contracting and professional fees.

      Employee costs increased $6.9 million, or 69.0%, to $16.9 million from $10.0 million for the six months ended June 30, 2004 and 2003, respectively. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $4.3 million, or 70.5%, to $10.4 million for the six months ended June 30, 2004 from $6.1 million for the six months ended June 30, 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest. Prior to 2004, the functions of finance, human resources, real estate and information technology were provided primarily by Qwest and were included in other general and administrative expense as affiliate expenses. Benefits increased $2.5 million, or 80.6%, to $5.6 million for six months ended June 30, 2004 from $3.1 million for the six months ended June 30, 2003. This increase is primarily due to high costs of medical benefits and to pension credits recognized in 2003 related to Qwest’s over-funded pension plan from which Dex Media does not benefit. Other employee costs were $0.9 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively.

      Bad debt expense decreased $1.8 million, or 13.2%, to $11.8 million for the six months ended June 30, 2004 from $13.6 million for the six months ended June 30, 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.6% for the six months ended June 30, 2004 compared to 3.0% for the six months ended June 30, 2003. The decrease in bad debt expense is primarily a result of higher expense in 2003 relating to the bankruptcy of a specific CMR.

      Advertising increased $3.4 million, or 63.0%, to $8.8 million for the six months ended June 30, 2004 from $5.4 million for the six months ended June 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 1.9% for the six months ended June 30, 2004 compared to 1.2% for the six months ended June 30, 2003.

      Contracting and professional fees increased $5.1 million to $10.5 million for the six months ended June 30, 2004 from $5.4 million for the six months ended June 30, 2003. The increase is primarily due to increased receivable collection efforts and accounting and legal fees.

      All other general and administrative expense, decreased $7.5 million, or 42.1%, to $10.3 million for the six months ended June 30, 2004 from $17.8 million for the comparable period in 2003. For the six months ended June 30, 2003, other general and administrative expense includes affiliate charges from Qwest, including finance, human resources, real estate and information technology with the costs of such services incurred directly in salaries and wages for the six months ended June 30, 2004.

Amortization of Intangibles

      In connection with the Acquisition, we recorded significant intangible assets at the date of Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the six months ended June 30, 2004 we recognized $115.7 million in amortization expense related to our identifiable intangible assets. There were no comparable expenses in periods of the Predecessor.

Interest Expense

      We incurred significant indebtedness in connection with the Acquisition and did not acquire the indebtedness of our Predecessor. As such, interest expense subsequent to and prior to the Acquisition are not comparable. We recognized interest expense of $107.9 million for the six months ended June 30, 2004, which includes $13.1 million of amortization of deferred financing costs.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of June 30, 2004 we have recorded $15.7 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

      Following the transactions related to the Acquisition, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions.

      In connection with the Acquisition, we incurred $2,213.0 million of borrowings under our credit facilities and $1,165.0 million of indebtedness with the issuance of the outstanding notes. As of June 30, 2004, we had outstanding $3,095.0 million in aggregate indebtedness due to aggregate debt repayments since the Acquisition of $283.0 million. As a result, we are significantly leveraged and our liquidity requirements will be significantly increased, primarily due to increased debt service obligations. In connection with the initial public offering of common stock by Dex Media, we provided irrevocable notice to the holders of our 9 7/8% Senior Subordinated Notes that we will redeem $18.2 million of the outstanding notes on August 26, 2004. The funds required to meet the redemption obligation has been set aside using a portion of the proceeds from the initial public offering.

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

      In addition to paying interest on outstanding principal amounts under our credit facilities, we are required to pay an annual commitment fee of 0.375% (reduced from 0.5% when the credit facilities were amended on June 11, 2004) to the lenders for the unused commitments under our revolving credit facility. The commitment fee is payable quarterly in arrears and is subject to change depending on our leverage ratio.

      On June 11, 2004, we entered into an amended and restated credit agreement to, among other things, (i) reduce the applicable margins on loans under our credit facilities and the commitment fee on the revolving credit facility, (ii) permit the redemption of all of Dex Media’s 5% Series A preferred stock, which is held by our Sponsors and management, plus accrued and unpaid dividends, (iii) permit the redemption of up to 35% of our outstanding 9?% senior subordinated notes due 2013 and its associated redemption premium, plus accrued and unpaid interest from proceeds from the initial public offering of Dex Media’s common stock, (iv) make a final lump sum payment to our Sponsors to terminate the annual advisory fee payable under the management consulting agreement, and (v) permit us to distribute to Dex Media the funds required to meet the quarterly dividends on its common stock if and when such dividends are declared, up to $40.6 million annually. The amendments to the credit agreement, except the repricing of the applicable margins and commitment fee which were effective on June 11, 2004, were effective immediately upon the consummation of the initial public offering of Dex Media’s common stock on July 27, 2004.

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

      We entered into a billing and collection services agreement with Qwest LEC upon the consummation of the Acquisition. Under this agreement, Qwest LEC will continue until November 7, 2004 subject to renewal, to bill and collect, on our behalf, amounts owed by our accounts, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 47% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 53% directly. Qwest LEC bills the account on the same billing statement on which it bills the customer for local telephone service. In conjunction with the Acquisition, we developed and continue to maintain the ability to transition from the Qwest LEC billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

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

Sources of Liquidity

      Net cash provided by operations was $134.2 million for the six months ended June 30, 2004. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $15.7 million for the six months ended June 30, 2004. The principal use of cash for investing activities was $21.0 million of expenditures for property, plant and equipment and software. The principal source of cash flows from investing activities was $5.3 million cash received in settlement of the working capital true up for assets acquired and liabilities assumed in the Acquisition.

      Net cash used for financing activities was $121.3 million for the six months ended June 30, 2004. Significant uses of cash for financing activities for the six months ended June 30, 2004 include $108.0 million of repayments on long-term borrowings and $11.7 million of distributions paid to our parent.

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

      We cannot assure you, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under the note indentures and credit agreement prohibit us from commingling the funds of Dex Media East with ours. They also prohibit us from borrowing any funds from Dex Media East. Despite the restrictive covenants under the note indentures and credit agreement limiting our ability to incur additional indebtedness and dispose of our assets, the covenants allow for multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i.	Cash from operating cash flow.

ii.	Up to $100.0 million of the revolving credit facility available to us as of June 30, 2004.

iii.	Other unsecured indebtedness which we may incur up to an aggregate principal amount of $75.0 million.

iv.	We may sell, or dispose of, assets up to $15.0 million annually, subject to an aggregate amount of $30.0 million.

v.	The proceeds from any debt issuance which we may use as long as our leverage ratio is at or below 4.0 to 1.0.

vi.	We may use the proceeds from any equity offering as follows: a) 50%, if our leverage ratio is above 4.0 to 1.0 or b) 100%, if our leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of Dex Media initial public offering, we amended our credit facility to, among other things, allow us access to a portion of the proceeds from this equity offering irrespective of our leverage ratio.

      The credit agreement and indentures governing the notes permit us to pursue the option of financing our capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $45.0 million at any time. As of June 30, 2004, the outstanding balance of capital leases was $0.6 million.

      Our access to liquidity will improve significantly when our leverage ratio drops below 4.0 to 1.0. The leverage ratio can be improved by reducing debt level or increasing the amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”). When our leverage ratio is under 4.0 to 1.0, we may retain any proceeds from debt or equity issuances for any business purpose, except for optional repayment of non-credit facility related debt with equity proceeds. If we use equity proceeds to optionally repay a cumulative amount of non-credit facility related debt in excess of $20.0 million, we are required to repay equal amounts of debt under our term facilities with the proceeds from the same equity issuances.

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our credit facilities and notes, capital expenditures and working capital. During the six months ended June 30, 2004, we used the funds generated from operations in excess of liquidity requirements to make optional repayments under our credit facilities.

      Our debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes and senior subordinated notes, is comprised of 37.6% fixed rate debt and 62.4% floating rate debt as of June 30, 2004. Mandatory repayments or optional repayments under the credit facilities in the future will cause the percentage of fixed rate debt in our debt portfolio to increase. As our fixed rate debt as a percentage of our total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities has significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of our portfolio will also increase.

      Tranche A and Tranche B of our term loan credit facilities have scheduled quarterly principal repayments starting June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made since September 10, 2003, the required quarterly payments for Tranche A in the period from June 30, 2004 to September 30, 2004 and for Tranche B in the period from June 30, 2004 to March 31, 2005 have been reduced to zero. The first mandatory repayment is now due June 30, 2005 in the amount of $39.9 million.

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

Stand-Alone Costs

      Historically, the Predecessor reimbursed Qwest for services Qwest and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs. The historical costs for services provided to the Predecessor by Qwest affiliates do not reflect the expenses that we have begun to incur as a stand-alone entity. As of December 31, 2003 we have completed the replacement of the services provided by Qwest and Qwest LEC with services provided internally or through arrangements with third parties. We expect that the costs we incur on a stand-alone basis will be higher than historical costs for services previously provided by Qwest and its affiliates.

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

On-Line Migration

      Although we remain primarily focused on our printed directories, we also market an Internet-based directory service, DexOnline.com (formerly Qwestdex.com), to our advertisers. We view our Internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory. We also believe that increased usage of Internet-based directories will continue to support overall usage and advertising rates in the U.S. directory advertising industry and could provide us with growth in advertisements. However, if we cannot provide services over the Internet successfully or compete successfully with other Internet-based directory services, our business could be negatively impacted.

Bond Ratings

      In anticipation of the initial public offering of common stock by Dex Media and the use of a portion of the proceeds to reduce debt, on May 17, 2004 Standard and Poors revised the outlook on our credit ratings to stable from negative.

      On July 28, 2004, Moody’s Investor Service upgraded the credit ratings of our credit facilities, senior notes and senior subordinated notes by two notches. The rating upgrade does not have any immediate impact on our financing costs.

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

Revenue Recognition

      The sale of advertising in printed directories published by us is our primary source of revenue. We recognize revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. Our directories are initially published with an estimated 12-month useful life, although we may revise the estimate of a directory life subsequent to its publication in order to better manage account and production workflow as it relates to other directories published in the same period. Because we generally have the right to bill and collect revenue related to the extension of directory publishing dates, a revision in the estimated life of a given directory should not have a significant impact on our results of operations or cash flows.

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

Income Taxes

      It is our determination that it is more likely than not that we will utilize our deferred tax assets before the expiration of the net operating loss carryforward period. This determination is based upon our estimation of projected book and taxable income over the next several years. To the extent our projections vary significantly from actual results, a portion of our deferred tax benefits may not be realizable, resulting in a charge to income tax expense.

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

Long-Term Debt

      As of June 30, 2004, we had a total outstanding debt balance of $3,095.0 million comprised of $1,930.0 million of variable rate debt drawn under the secured credit facilities, $385.0 million of senior notes and $780.0 million of senior subordinated notes. The credit facilities were made up of $857.8 million of Tranche A term loan maturing in September 2009 and $1,072.2 million of Tranche B term loan maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loan and the Tranche B term loan approximated fair values.

      The $385.0 million unsecured senior notes bearing a fixed interest rate of 8 1/2% matures in August 2010. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $419.7 million at June 30, 2004.

      The $780.0 million unsecured senior subordinated notes bearing a fixed interest rate of 9?% matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $856.1 million at June 30, 2004.

Interest Rate Risk

      As of June 30, 2004, we had no borrowings outstanding under our revolving credit facility, $857.8 million of debt outstanding under our Tranche A term loan facility and $1,072.2 million of debt outstanding under our Tranche B term loan facility. Interest payable on our revolving credit facility and each of our term loan facilities are based upon variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming the average level of borrowings with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, we estimate that our interest expense for the three months and six months ended June 30, 2004 would have increased by approximately $4.9 million and $9.8 million, respectively.

Item 4.	Controls and Procedures

      Dex Media West maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

On June 18, 2004, we filed a Current Report on form 8-K, relating to the press release announcing the completion of the repricing of our Tranche A and Tranche B term loan facilities as permitted under the Credit Agreement, dated as of September 9, 2003, as amended, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent and collateral agent, pursuant to the Second Amendment thereto, dated as of the effective date of the initial public offering of common stock by our indirect parent, Dex Media, Inc.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Dex Media West LLC has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA WEST LLC

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Chief Financial Officer and
Executive Vice President
(principal financial officer and
duly authorized officer)

Date: August 12, 2004

EXHIBIT INDEX

Number		Description

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.