Form 10-Q
period 2004-09-30
DEX MEDIA WEST LLC
filed 2004-11-10
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

INDEX

		Page
		Nos.

PART I: FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets (unaudited) — September 30, 2004 and December 31, 2003	2
	Condensed Consolidated Statements of Operations (unaudited) — Three Months Ended September 30, 2004, and for the Periods from September 10 to September 30, 2003 and from July 1 to September 9, 2003	3
	Condensed Consolidated Statements of Operations (unaudited) — Nine Months Ended September 30, 2004, and for the Periods from September 10 to September 30, 2003 and from January 1 to September 9, 2003	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2004, and for the Periods from September 10 to September 30, 2003 and from January 1 to September 9, 2003	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
PART II: OTHER INFORMATION		35
Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signature		36
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,915	$4,658
Accounts receivable, net	62,721	53,114
Deferred directory costs	167,484	142,293
Current deferred taxes	3,396	3,876
Other current assets	6,664	5,461

Total current assets	243,180	209,402
Property, plant and equipment, net	50,492	38,016
Goodwill	2,193,401	2,198,586
Intangible assets, net	1,727,814	1,901,300
Deferred income taxes	15,483	13,778
Deferred financing costs	84,810	102,794
Other assets	1,785	2,955

Total Assets	$4,316,965	$4,466,831

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$18,569	$16,694
Amounts due to affiliate	25,812	28,554
Deferred revenue and customer deposits	129,869	68,232
Accrued interest payable	20,001	49,405
Current portion of long-term debt	77,243	20,178
Other accrued liabilities	5,222	6,113

Total current liabilities	276,716	189,176
Long-term debt	2,937,557	3,182,822
Amounts due to affiliate related to post-retirement and other post-employment obligations	40,337	35,519
Other liabilities	211	408

Total Liabilities	3,254,821	3,407,925

Commitments and contingencies (Note 9)
Accumulated deficit	(29,665)	(27,808)
Owner’s interest	1,091,809	1,086,714

Total Owner’s Equity	1,062,144	1,058,906

Total Liabilities and Owner’s Equity	$4,316,965	$4,466,831

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Company		Predecessor

		Period from	Period from
	Three Months	September 10	July 1
	Ended	to	to
	September 30,	September 30,	September 9,
	2004	2003	2003

Revenue	$221,696	$14,571	$172,739
Operating Expenses:
Cost of revenue	68,537	4,819	53,909
General and administrative expense	28,499	5,502	16,613
Bad debt expense	5,540	1,857	5,439
Termination of annual advisory fees	10,000	—	—
Depreciation and amortization expense	5,116	614	3,339
Amortization of intangibles	57,829	14,068	—

Total operating expenses	175,521	26,860	79,300

Operating income (loss)	46,175	(12,289)	93,439
Other (income) expense:
Interest income	(249)	(102)	(980)
Interest expense	54,439	16,580	48,476
Other expense	17	—	—

(Loss) income before taxes	(8,032)	(28,767)	45,943
Income tax (benefit) provision	(3,189)	(11,190)	17,336

Net (loss) income	$(4,843)	$(17,577)	$28,607

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Company		Predecessor

		Period from	Period from
	Nine Months	September 10	January 1
	Ended	to	to
	September 30,	September 30,	September 9,
	2004	2003	2003

Revenue	$645,979	$14,571	$630,160
Operating Expenses:
Cost of revenue	198,272	4,819	193,282
General and administrative expense	74,958	5,502	55,175
Bad debt expense	17,367	1,857	19,066
Termination of annual advisory fees	10,000	—	—
Depreciation and amortization expense	13,200	614	8,153
Amortization of intangibles	173,486	14,068	—

Total operating expenses	487,283	26,860	275,676

Operating income (loss)	158,696	(12,289)	354,484
Other (income) expense:
Interest income	(577)	(102)	(2,336)
Interest expense	162,338	16,580	113,627
Other expense	17	—	—

(Loss) income before taxes	(3,082)	(28,767)	243,193
Income tax (benefit) provision	(1,225)	(11,190)	91,441

Net (loss) income	$(1,857)	$(17,577)	$151,752

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Company		Predecessor

		Period from	Period from
	Nine Months	September 10	January 1
	Ended	to	to
	September 30,	September 30,	September 9,
	2004	2003	2003

Operating activities:
Net (loss) income	$(1,857)	$(17,577)	$151,752
Adjustments to net income:
Bad debt expense	17,367	1,857	19,066
Depreciation and amortization expense	13,200	614	8,153
Amortization of intangibles	173,486	14,068	—
Amortization of deferred financing costs	19,835	1,123	46,219
Stock option	443	—	—
Loss on disposition of investment	9	—	—
Deferred tax benefit	(1,225)	(11,190)	(1,570)
Contributions from Qwest in lieu of income taxes	—	—	79,412
Changes in operating assets and liabilities:
Accounts receivable	(26,974)	18,275	1,554
Deferred directory costs	(25,190)	(17,606)	3,577
Other current assets	(1,203)	(1,087)	(11,075)
Other long-term assets	1,161	2,947	—
Accounts payable and other liabilities	3,069	4,208	9,472
Accrued interest	(29,404)	14,428	6,680
Deferred revenue and customer deposits	61,638	46,284	(20,835)
Amounts due to affiliates	(2,742)	5,166	—
Amounts due to affiliates related to post-retirement and other post-employment obligations	4,818	372	—
Employee benefit plan obligations and other long-term liabilities	(197)	(383)	6,362

Cash provided by operating activities	206,234	61,499	298,767

Investing activities:
Acquisition of Dex West	5,185	(4,290,104)	—
Payment of acquisition costs	—	(54,391)	—
Expenditures for property, plant and equipment	(5,125)	(1,533)	(11,446)
Capitalized software development costs	(20,551)	(360)	(4,404)

Cash used for investing activities	(20,491)	(4,346,388)	(15,850)

Financing activities:
Proceeds from borrowings on revolving credit facility	23,000	—	—
Repayments of borrowings on revolving credit facility	(23,000)	—	—
Proceeds from issuance of long-term debt	—	3,378,000	—
Repayments on long-term debt	(188,200)	(80,000)	(750,000)
Payment of financing costs	(1,851)	(108,737)	—
Contribution from parent	20,052	1,122,000	—
Distribution to parent	(17,487)	—	—
Payment of debt commitment fee	—	(17,981)	—
Borrowings from affiliates	—	—	768,187
Dividends paid to Qwest	—	—	(189,118)

Cash (used for) provided by financing activities	(187,486)	4,293,282	(170,931)

Cash and cash equivalents:
(Decrease) Increase	(1,743)	8,393	111,986
Beginning balance	4,658	—	161,338

Ending balance	$2,915	$8,393	$273,324

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

(a)	Dex Media Initial Public Offering

      On July 27, 2004, the Company’s indirect parent, Dex Media, Inc. (“Dex Media”) consummated its initial public offering of common stock (the “Offering”). Part of the proceeds related to the Offering were used to redeem $18.2 million of the Company’s senior subordinated notes on August 26, 2004 at a redemption price of 109.875% along with the accrued and unpaid interest. In connection with the Offering, the Company paid $5.0 million to each of the Sponsors (as defined below) to eliminate the $2.0 million annual advisory fee payable under its management consulting agreements.

(b)	Acquisition

      On August 19, 2002, Dex Holdings LLC (“Dex Holdings”), the parent of Dex Media both new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together, the “Sponsors”), entered into concurrent purchase agreements (the “Dex East Purchase Agreement” and the “Dex West Purchase Agreement”) to purchase the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together “Qwest Dex”) from Qwest Communications International Inc. (“Qwest”) in two separate phases.

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

      In the second phase (the “Acquisition”), consummated on September 9, 2003, Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (as defined below) to GPP LLC, a newly-formed limited liability company. Immediately following this contribution, Dex Media West LLC, (“Dex Media West” or the “Company”), an indirect wholly-owned subsidiary of Dex Media, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees and acquisition costs). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the “Dex West States”). In conjunction with the acquisition, Dex West (as defined below) employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC ( “Service Co.”).

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

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instructions of the Securities and Exchange Commission (the “SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of September 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004, for the periods from September 10 to September 30, 2003, from July 1 to September 9, 2003 and the period from January 1 to September 9, 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and for the periods from September 10 to September 30, 2003 and from January 1 to September 9, 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the Predecessor as of December 31, 2003 and 2002 and for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003, and for the years ended December 31, 2002 and 2001 included in the Company’s Form S-4 Amendment No. 2 as filed with the SEC. The condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

      The accompanying condensed consolidated statements of financial position of the Company as of September 30, 2004 and December 30, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and the period from September 10 to September 30, 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and the period from September 10 to September 30, 2003, include all material adjustments required under purchase accounting.

      Dex West is considered the Predecessor to the Company. As such, the historical financial statements of Dex West are included in the accompanying condensed consolidated financial statements, including the statements of operations for the periods from July 1 to September 9, 2003 and from January 1 to September 9, 2003, and the combined statement of cash flows for the period from January 1 to September 9, 2003 (together, the “Predecessor Financial Statements”). The Predecessor Financial Statements have not been adjusted to give effect to the Acquisition. As such, the condensed consolidated financial statements of the Company after the Acquisition are not comparable to the Predecessor Financial Statements prior to the Acquisition.

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

      The condensed consolidated financial statements include the financial statements of Dex Media West and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

      The sale of advertising in printed directories published by the Company and the Predecessor is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company and the Predecessor publish white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the publication of certain directories in order to more efficiently manage work and account flow. The lives of the effected directories will primarily be 12 months thereafter. Such extensions did not have a significant impact on the Company’s results of operations for the three months and nine months ended September 30, 2004 and they are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting. The Company published 27 and 96 directories for the three months and nine months ended September 30, 2004, respectively.

      The Company enters into transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s operations for the three months and nine months ended September 30, 2004 and the period from September 10 to September 30, 2003.

      In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of Revenue

      The Company and the Predecessor account for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and, (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

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

      Company. The Company accounts for the Stock Option Plan of Dex Media, Inc. and the Dex Media, Inc. 2004 Incentive Award Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Had the Company accounted for employee stock option grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three months and nine months ended September 30, 2004 and the period from September 10 to September 30, 2003 would have been as follows (in thousands):

	Three Months	Nine Months	Period from
	Ended	Ended	September 10 to
	September 30, 2004	September 30, 2004	September 30, 2003

Net Loss:
As reported	$(4,843)	$(1,857)	$(17,577)
Pro forma	(4,912)	(2,052)	(17,594)

      Predecessor. Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex West for the periods from July 1 to September 9, 2003 and from January 1 to September 9, 2003 would have been as follows (in thousands):

	Period from	Period from
	July 1 to	January 1 to
	September 9, 2003	September 9, 2003

Net Income:
As reported	$28,607	$151,752
Pro forma	28,340	150,865

(f)	Income Tax Provision

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

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Intangible Assets

      During the nine months ended September 30, 2004, goodwill was decreased by the following purchase accounting adjustment (in thousands):

Balance at December 31, 2003	$2,198,586
Working capital adjustment	(5,185)

Balance at September 30, 2004	$2,193,401

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

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of September 30, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$890,000	$(184,489)	$705,511	20 years	(1)
Account relationships — national	252,000	(36,582)	215,418	25 years	(1)
Non-compete/publishing agreements	359,000	(9,729)	349,271	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(16,441)	48,559	4 years
Advertising agreements	26,000	(1,945)	24,055	14 years

Totals	$1,977,000	$(249,186)	$1,727,814

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$890,000	$(56,411)	$833,589	20 years	(1)
Account relationships — national	252,000	(11,023)	240,977	25 years	(1)
Non-compete/publishing agreements	359,000	(2,860)	356,140	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(4,834)	60,166	4 years
Advertising agreements	26,000	(572)	25,428	14 years

Totals	$1,977,000	$(75,700)	$1,901,300

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired accounts.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	September 30,	December 31,
	2004	2003

Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 2.0% (weighted average of 3.74% at September 30, 2004)	$830,222	$905,778
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.25% (weighted average of 3.96% at September 30, 2004)	1,037,778	1,132,222
Unsecured senior notes, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior subordinated notes, due August 2013, bearing interest at 9.875%	761,800	780,000

	3,014,800	3,203,000
Less: current portion of long-term debt	(77,243)	(20,178)

	$2,937,557	$3,182,822

      A portion of the net proceeds from the Offering was used to redeem $18.2 million of the Company’s senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid interest on August 26, 2004.

      As of September 30, 2004, there were no borrowings under the revolving credit facility. The Company paid interest and fees on the bank facility, senior notes and senior subordinated notes of $170.1 million and $0.9 million during the nine months ended September 30, 2004 and the period from September 10 to September 30, 2003, respectively. Included in interest and fees paid in 2004 were $1.8 million of early redemption premiums paid to redeem a portion of our senior subordinated notes and the accelerated payment of less than $0.1 million accrued interest on those notes. The premium and interest were paid with a portion of the net proceeds from the Offering. As of September 30, 2004, the Company was in compliance with all debt covenants under its credit facilities.

      In connection with the amendment and restatement of our Credit Agreement, the applicable margins on the revolving credit facility, Tranche A term loan and Tranche B term loan have been reduced. The commitment fee on the unused portion of the revolving credit facility has been reduced to 0.375% from 0.5%. The reductions have been effective since June 11, 2004.

      As discussed in Note 1(a), a portion of the net proceeds from the Offering was used to redeem $18.2 million of the Company’s senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid interest.

(6)	Short-term Borrowings

      In September 2002, Qwest Dex, Inc. issued to the Predecessor $750.0 million in debt with a two-year maturity. The loan consisted of a fixed interest rate component, at a rate of 14% per annum, and a floating interest rate component, at LIBOR plus 11.50%. The loan was guaranteed by Qwest Dex Holdings, Inc. and Qwest Services Corporation (“QSC”), and the obligations were secured by a first priority pledge of the stock of Qwest Dex, a first priority pledge of substantially all of the assets of Qwest Dex and a second priority pledge of the stock of Qwest LEC, a wholly owned subsidiary of Qwest. The loan agreement included certain financial covenants, including an interest coverage ratio based on earnings before interest, taxes, depreciation

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and amortization (“EBITDA”) to interest expense with a minimum ratio of 4.75:1 and a debt to EBITDA ratio of 1.75:1 and other covenants limiting Dex’s ability to incur additional debt or liens, pay dividends and make investments. Upon the completion of the sale of Dex West, the entire $750.0 million debt balance was repaid. The Predecessor paid interest of $67.4 million for the period from January 1 to September 9, 2003.

      In addition, Qwest granted a second priority pledge of the stock of Qwest Dex Holdings, Inc. and Qwest Dex, Inc. and certain assets of Qwest Dex, Inc. to its banks in connection with an amendment of its credit facility. Qwest Dex, Inc. and Qwest Dex Holdings, Inc. were guarantors of the credit facility. The amount of the guarantee was limited to the maximum amount outstanding under the loan. The credit facility, as amended, included several restrictive covenants which, among other things, limited Qwest’s ability to incur additional debt or liens; pay dividends; repurchase Qwest’s common stock; sell, lease, transfer or dispose of assets; make investments; and merge with another company.

(7)	Stock Based Awards

      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-based awards and other stock-based awards. Effective with the adoption of the 2004 Plan, Dex Media discontinued grants under the 2002 Plan while the 5,066,540 options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. Upon adoption of the 2004 Plan, 210,110 shares available for issuance under the 2002 Plan became available for issuance under the 2004 Plan. As of September 30, 2004, the number of shares available for issuance under the 2004 Plan was 1,210,110 with 12,500 shares issued under a restricted stock award and 1,197,610 shares available for issuance pursuant to future awards.

      The Compensation Committee of Dex Media determines the terms for each award. Generally, all outstanding stock options have an exercise price that is equal to the estimated fair value of the common stock on the date the stock option was granted, however, in certain instances stock options have been granted with an exercise price below the estimated fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company, (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year. All shares issued under the restricted stock awards are subject to restriction on sale and transfer of the shares. These restrictions lapse on one-third of the shares granted on each of the first three anniversary dates of the grant, provided that the recipient is still an employee or director of the Company.

      On November 3, 2003, Dex Media declared a distribution to Dex Holdings of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 10, 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the changes in exercise price was not greater than the aggregate intrinsic value of the awards

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately prior to the changes in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustments to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.”

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

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months and nine months ended September 30, 2004 and the period from September 10 to September 30, 2003. The post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months and nine months ended September 30, 2004 and the period from September 10 to September 30, 2003.

      On September 9, 2003, Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s liabilities. The Company records an affiliate payable for the portion of the liability associated with the employees who provide services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue.

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

      Pension credits and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest’s funding policy was to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Qwest or Qwest Dex for the periods from July 1 to September 9, 2003 or from January 1 to September 9, 2003 and neither Qwest nor Qwest Dex made any contributions to the other post-retirement benefit plan for the periods from July 1 to September 9, 2003 and from January 1 to September 9, 2003.

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit cost for the Company and the Predecessor are as follows (in thousands):

	Company		Company		Predecessor

	Three Months Ended		Period from September 10		Period from July 1 to
	September 30, 2004		to September 30, 2003		September 9, 2003

	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits

Service cost	$1,471	$343	$264	$52	$585	$73
Interest cost	1,713	414	338	90	2,060	1,328
Expected return on plan assets	(2,184)	—	(391)	—	(2,943)	(463)
Amortization of prior service cost	—	(57)	—	—	—	(61)
Amortization of transition asset	—	—	—	—	(244)	—
Amortization of net loss	—	—	—	—	—	341

Net periodic benefit cost	$1,000	$700	$211	$142	$(542)	$1,218

	Company		Company		Predecessor

	Nine Months Ended		Period from September 10		Period from January 1 to
	September 30, 2004		to September 30, 2003		September 9, 2003

	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits

Service cost	$4,413	$1,029	$264	$52	$2,111	$253
Interest cost	5,139	1,242	338	90	7,434	4,612
Expected return on plan assets	(6,552)	—	(391)	—	(10,621)	(1,607)
Amortization of prior service cost	—	(171)	—	—	—	(211)
Amortization of transition asset	—	—	—	—	(880)	—
Amortization of net loss	—	—	—	—	—	1,183

Net periodic benefit cost	$3,000	$2,100	$211	$142	$(1,956)	$4,230

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Planned Work Force Reduction

      In September of 2004, the Company announced a planned work force reduction primarily due to efficiencies gained by the replacement of our core production platform with technology from Amdocs. Accordingly, the Company accrued $4.7 million of severance costs in the third quarter of 2004.

(10)	Transactions with Affiliates

      As also described in Notes 1(b) and 8(a), upon consummation of the acquisition of Dex West on September 9, 2003, all Dex West employees transferred to Dex Media West became legal employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media West is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media West. Pursuant to the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.

(11)	Related Party Transactions, Other than Affiliates

      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the two Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. Pursuant to these management consulting agreements, the Company incurred $1.0 million and $0.1 million for the nine months ended September 30, 2004 and the period from September 10 to September 30, 2003, respectively. The annual advisory fees payable under the agreements were terminated in conjunction with Dex Media’s Offering for a one-time fee of $5.0 million paid to each of the two Sponsors. The Sponsors maintain the right to act as the Company’s financial advisor or investment banker in connection with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company and Dex Media East expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees. As of September 30, 2004, approximately $1.2 million was not yet incurred under the contract.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Subsequent Event

(a)	Interest Rate Swaps

      In October 2004, the Company entered into four fixed interest rate swaps to hedge against the effects of increases in the interest rates associated with floating debt on its credit facilities. The interest rate swaps have an aggregate notional amount of $300 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61%. The interest rate swaps will expire in October 2006.

(b)	Bond Offering

      On November 10, 2004, the Company announced that it priced an offering of $300.0 million senior notes due 2011, at a rate of 5 7/8%. The gross proceeds will be primarily used to pay down a portion of the Company’s bank facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Background

      The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the acquisition of Dex West on September 9, 2003 (the “Acquisition”). In this section, references to “Dex West” or “Predecessor” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively the “Dex West States”) prior to the Acquisition. References to “we,” “our” or “us” refers to Dex Media West, the successor to Dex West or to the combined results of Dex Media West and Dex West where applicable. We have operated as a stand-alone company since the Acquisition. The Acquisition has been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date. For purposes of comparison and analysis of the three months ended September 30, 2004 to the three months ended September 30, 2003 the period from September 10, 2003 to September 30, 2003, has been combined with the Predecessor period from July 1 to September 9, 2003; and such combined period is hereinafter referred to as the “combined three month period.” For purposes of comparison and analysis of the nine months ended September 30, 2004 to the nine months ended September 30, 2003 the period from September 10, 2003 to September 30, 2003, has been combined with the Predecessor period from January 1 to September 9, 2003; and such combined period is hereinafter referred to as the “combined nine month period.”

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

      As a result of our conversion to the Amdocs software system (discussed below), certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Our Business

      We are the largest directory publisher in the Dex West States. For each of the three months ended September 30, 2004 and the combined three months ended September 30, 2003, we published 27 directories, respectively, and distributed approximately 6.3 million copies of these directories to business and residential consumers in the Dex West States. For the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003, we published 96 and 88 directories, respectively, and distributed approximately 21.9 million and 19.8 million copies, respectively, of these directories to business and residential consumers in the Dex West States. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule. For the three months and nine months ended September 30, 2004, we generated $221.7 million and $646.0 million in revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three and nine months ended September 30, 2004 would have been $230.4 million and $692.8 million, respectively. Approximately 97.9% of our total revenue, excluding the effects of purchase accounting, for each of the three months and nine months ended September 30, 2004, respectively, was generated from the publication of directories.

Stand-Alone Company

      Our Predecessor historically operated as the directory business of Qwest Dex in the Dex West States and not as a stand-alone company. The combined financial statements included for the periods from July 1 to September 9, 2003 and from January 1 to September 9, 2003 have been derived from the historical financial statements of Qwest Dex and include the activities of Qwest Dex for business conducted in the Dex West States prior to the Acquisition. Because of the Predecessor’s relationship with Qwest Dex as well as Qwest and its other affiliates, the Predecessor’s historical results of operations and cash flows are not necessarily indicative of what they would have been had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the combined statements for the combined three months and combined nine months ended September 30, 2003 are not indicative of our future results of operations and cash flows.

      Historically, the Predecessor reimbursed Qwest for services it and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs (“FDC”). FDCs include costs associated with employees of Qwest or Qwest affiliates that are entirely dedicated to functions within Dex West, many of whom became employees of Dex Media East upon consummation of the Acquisition and subsequently were transferred to Service Co. on January 1, 2004. Such fully distributed employee costs were paid by Dex West through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Dex West based upon presentation of periodic billings from Qwest or affiliates of Qwest. The allocation methodologies are consistent with the guidelines established for Qwest reporting to federal and state regulatory bodies. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses that we will incur as an independent entity.

      After the Acquisition, Qwest and Qwest LEC continued to provide certain services to us that they had historically provided to the Predecessor, including but not limited to support services relating to information technology services and payroll services, pursuant to a transition services agreement. We terminated and replaced the transition services agreement with Qwest and Qwest LEC as of December 31, 2003 with services provided internally or through arrangements with third parties.

Our Strategy

      Our strategy is centered on building relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex West States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed to our business and residential consumers in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance print product offerings and Internet-related products and distribution.

      Maximizing the utility of our content is an important aspect of our overall strategy. To accomplish this, we plan to continue: innovating new products such as advertising on book spines, covers and tabs; expanding on market segmentation such as bilingual directories in select markets; and enhancing our distribution platforms. In addition, we plan to continue evaluating our related businesses based on the utility of these product offerings and Internet-related products and distribution.

      Also, now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. Beginning in 2004, we began replacing our entire production system with Amdocs technology in a phased deployment. The first phase was deployed on June 1, 2004, with the last phase expected to be completed in the first quarter of 2005.

Results of Operations

Overview

      Our condensed consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of eight directories published in December 2002 would be extended. The new editions of these eight directories were published, in most cases, in January 2004. These extensions were made to more efficiently manage work and account flow. The lives of the new editions of these directories are expected to be 12 months, thereafter. These extensions did not have a significant impact on our results of operations for the three months and nine months ended September 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory, other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition are lower than they would have been had the Acquisition not occurred because the Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Acquisition were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to September 2004. This purchase accounting adjustment is non-recurring and has no impact on cash flows.

      We enter into transactions where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. Such barter transactions were not significant to our operations for the three months and nine months ended September 30, 2004 and the period from September 10 to September 30, 2003.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Cost of Revenue

      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period, and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

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

General and Administrative Expense

      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services, that were shared among Qwest affiliates, including real estate, information technologies, finance and human resources. However, since we terminated the transition services agreements with Qwest as of December 31, 2003, we now incur these costs directly. Our general and administrative expense has increased as a stand-alone company and may continue to increase.

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

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were approximately $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Acquisition was accounted for under the purchase method of accounting. As such, the results of operations for the three months ended September 30, 2004, the combined three months ended September 30, 2003, the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 are not comparable.

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

      Upon the consummation of the Acquisition, we became a stand-alone company. Operating as a separate entity from Qwest would have increased our costs for the periods from July 1 to September 9, 2003 and from January 1 to September 9, 2003. In addition, we have incurred incremental pension and benefit costs as a stand-alone entity. The increase in pension costs results from the elimination of pension credits included in Dex West’s historical results related to Qwest’s over-funded pension plan from which Dex Media West will no longer benefit. Additionally, we have incurred increased employee benefit costs due to separation from Qwest’s larger employee base. In addition, we have paid an annual advisory fee of $2.0 million to the Sponsors. In connection with the initial public offering of our indirect parent, Dex Media, the annual advisory fees payable under the management consulting agreements with the Sponsors were terminated. Future stand-alone costs incurred are unpredictable due to various factors.

      Historically, Dex West was included in the consolidated federal income tax returns filed by Qwest. Dex West had an informal agreement with Qwest pursuant to which Dex West was required to compute its provision for income taxes on a separate return basis and pay to, or receive from, Qwest the separate U.S. federal income tax return liability or benefit so computed, if any. For federal income tax purposes, the Acquisition is treated as an asset purchase and we generally have a tax bases in the acquired assets equal to the purchase price. As a result, for tax purposes, we will be able to depreciate assets, primarily intangibles, with higher tax bases after the consummation of the Acquisition. These step-ups in tax bases for intangibles, which will be amortized over 15 years, should significantly reduce our cash income taxes over that period.

      In connection with the Acquisition, we incurred substantial indebtedness. As a result, we incur significant interest expense and we have significant repayment obligations. The interest expense relating to this debt adversely affects our net income.

Results of Operations

The Three Months Ended September 30, 2004 Compared to the Combined Three Months Ended September 30, 2003.

      The results of operation below include the effects of purchase accounting for both periods presented and therefore are not comparable. Please refer to the section “Items Affecting Comparability Between Periods” and the discussion below for detail regarding the effects of these adjustments.

	Dex Media West		Predecessor	Combined

	Three Months	Period from	Period from	Three Months
	Ended	September 10 to	July 1 to	Ended
	September 30,	September 30,	September 9,	September 30,
	2004	2003	2003	2003

	(Dollars in thousands)
Revenue:
Local directory services	$189,114	$12,781	$142,584	$155,365
National directory services	27,810	375	25,960	26,335

Total directory services	216,924	13,156	168,544	181,700
Other revenue	4,772	1,415	4,195	5,610

Total revenue	221,696	14,571	172,739	187,310
Cost of revenue	68,537	4,819	53,909	58,728

Gross profit	$153,159	$9,752	$118,830	$128,582
Gross margin	69.1%	66.9%	68.8%	68.6%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$44,040	$7,359	$22,052	$29,411

Revenue

      Total revenue increased by $34.4 million, or 18.4%, to $221.7 million for the three months ended September 30, 2004 from $187.3 million for the combined three months ended September 30, 2003. Total revenue was $8.7 million and $40.1 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, total revenue increased $3.0 million, or 1.3%. Total revenue, excluding the effects of purchase accounting, included $225.6 million in directory services revenue and $4.8 million in revenue for all other products for the nine months ended September 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $35.2 million, or 19.4%, to $216.9 million for the three months ended September 30, 2004 from $181.7 million for the combined three months ended September 30, 2003. Total directory services revenue was $8.7 million and $40.1 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, total directory services revenue increased $3.8 million, or 1.7%.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories and the number of local advertiser disconnects during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our changes in directory services revenue.

      Local directory services revenue increased $33.7 million, or 21.7%, to $189.1 million for the three months ended September 30, 2004 compared to $155.4 million for the combined three months ended September 30, 2003. Local directory services revenue was $3.6 million and $32.5 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, local directory services revenue increased $4.8 million, or 2.6%.

      Revenue from national advertisers increased $1.5 million, or 5.6%, to $27.8 million for the three months ended September 30, 2004 as compared to $26.3 million for the combined three months ended September 30, 2003. Revenue from national advertisers was $5.1 million and $7.6 million lower for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers decreased $1.0 million, or 2.9%.

      Other revenue decreased by $0.8 million, or 14.9%, to $4.8 million for the three months ended September 30, 2004 from $5.6 million for the combined three months ended September 30, 2003. In 2004, we substantially reduced the number of products in our direct marketing services product line which represents $0.4 million of the decline between periods.

Cost of Revenue

      Cost of revenue recognized was $68.5 million for the three months ended September 30, 2004 compared to $58.7 million for the combined three months ended September 30, 2003. Recognized cost of revenue was $0.8 million and $11.5 million lower than it would have been for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively, due to the effects of purchase accounting. Excluding the effects of purchase accounting, cost of revenue recognized decreased $0.9 million, or 1.3%. Cost of revenue recognized represented 30.1% and 30.9% of revenue, excluding the effects of purchase accounting, for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively.

      For the three months ended September 30, 2004 and the combined three months ended September 30, 2003, we incurred costs subject to deferral and amortization of $74.0 million and $76.6 million, respectively. The decrease in incurred costs is primarily due to decreases in employee costs, direct costs of publishing and other costs of revenue.

      Employee costs incurred decreased $2.2 million, or 6.7%, to $30.8 million for the three months ended September 30, 2004 from $33.0 million for the combined three months ended September 30, 2003. The decrease is due primarily to changes in sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily included paper, printing and distribution, were $25.2 million and $25.7 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively.

      Contracting and professional fees incurred increased $3.8 million to $5.3 million from $1.5 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively. The increase is primarily due to on-going support related to our new production system.

      Other costs of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions were $12.7 million and $16.4 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively.

Gross Profit

      Our gross profit was $153.2 million for the three months ended September 30, 2004 compared to $128.6 million for the combined three months ended September 30, 2003. Excluding the effects of purchase accounting, gross profit for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, was $161.1 million and $157.2 million, respectively. Gross margin, excluding the effects of purchase accounting, increased to 69.9% for the three months ended September 30, 2004 from 69.1% for the combined three months ended September 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $14.6 million, or 49.7%, to $44.0 million for the three months ended September 30, 2004 from $29.4 million for the combined three months ended September 30, 2003. The increase was primarily due to the termination of annual advisory fees and increases in employee costs and advertising expense offset by decrease in bad debt expense.

      Employee costs, which include salaries and wages, benefits and other employee costs, increased $7.2 million to $13.7 million for the three months ended September 30, 2004 from $6.5 million for the combined three months ended September 30, 2003. Salaries and wages increased $1.2 million, or 27.3%, to $5.6 million for the three months ended September 30, 2004 from $4.4 million for the combined three months ended September 30, 2003. Benefits were $2.8 million and $1.7 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively. The increase in benefits is a result of higher costs of medical benefits and to the absence of pension credits in 2004 related to Qwest’s over-funded pension plan from which benefits were recognized in 2003. Other employee costs were $5.3 million and $0.4 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively. The increase in other expenses is due primarily to accrued severance costs of $4.7 million related to the planned workforce reduction as a result of efficiencies gained by the replacement of our core production platform with technology from Amdocs.

      Advertising increased $2.2 million, or 91.7%, to $4.6 million for the three months ended September 30, 2004 from $2.4 million for the combined three months ended September 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.0% for the three months ended September 30, 2004 from 1.1% for the combined three months ended September 30, 2003.

      Contracting and professional fees decreased $2.7 million, or 35.1%, to $5.0 million for the three months ended September 30, 2004 from $7.7 million for the combined three months ended September 30, 2003.

      Bad debt expense decreased $1.8 million, or 24.1%, to $5.5 million for the three months ended September 30, 2004 from $7.3 million for the combined three months ended September 30, 2003. Bad debt expense as a percentage of revenue, excluding the effects of purchase accounting, was 2.4% for the three months ended September 30, 2004 as compared to 3.2% for the combined three months ended September 30, 2003. The decrease in bad debt expense is a result of improved and accelerated collection efforts on local advertiser accounts, combined with a decline in direct write-offs of national accounts as compared to the prior year period.

      In connection with the Offering we paid $5.0 million to each of our two Sponsors to eliminate the $2.0 million aggregate annual advisory fee payable under our management consulting agreements. This non-recurring termination fee was not incurred in the prior year period. The annual advisory fee paid in prior periods is included in contracting and professional fees.

      All other general and administrative expense was $5.2 million and $5.5 million for the three months ended September 30, 2004 and the combined three months ended September 30, 2003, respectively.

The Nine Months Ended September 30, 2004 Compared to the Combined Nine Months Ended September 30, 2003.

      The results of operation below include the effects of purchase accounting for both periods presented and therefore are not comparable. Please refer to the section “Items Affecting Comparability Between Periods” and the discussion below for detail regarding the effects of these adjustments.

	Dex Media West		Predecessor	Combined

	Nine Months	Period from	Period from	Nine Months
	Ended	September 10 to	January 1	Ended
	September 30,	September 30,	to September 9,	September 30,
	2004	2003	2003	2003

	(Dollars in thousands)
Revenue:
Local directory services	$567,871	$12,781	$521,066	$533,847
National directory services	63,293	375	94,349	94,724

Total directory services	631,164	13,156	615,415	628,571
Other revenue	14,815	1,415	14,745	16,160

Total revenue	645,979	14,571	630,160	644,731
Cost of revenue	198,272	4,819	193,282	198,101

Gross profit	$447,707	$9,752	$436,878	$446,630
Gross margin	69.3%	66.9%	69.3%	69.3%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$102,325	$7,359	$74,241	$81,600

Revenue

      Total revenue increased by $1.2 million or 0.2%, to $646.0 million for the nine months ended September 30, 2004 from $644.7 million for the combined nine months ended September 30, 2003. Total revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $46.8 million and $40.1 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total revenue increased $8.0 million, or 1.2%. Total revenue, excluding the effects of purchase accounting, included $678.0 million in directory services revenue and $14.8 million in revenue for all other products for the nine months ended September 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $2.6 million, or 0.4% to $631.2 million for the nine months ended September 30, 2004 from $628.6 million for the combined nine months ended September 30, 2003. Total directory services revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $46.8 million and $40.1 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total directory services revenue increased $9.3 million, or 1.4%.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our changes in directory services revenue.

      Local directory services revenue increased $34.0 million, or 6.4%, to $567.9 million for the nine months ended September 30, 2004 compared to $533.8 million for the combined nine months ended September 30, 2003. Local directory services revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $9.6 million and $32.5 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, local directory services revenue increased $11.2 million, or 2.0% to $577.5 million for the nine months ended September 30, 2004. Local directory services revenue, excluding the effects of purchase accounting, accounted for 83.4% and 82.7% of revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003, respectively.

      Revenue from national advertisers decreased $31.4 million, or 33.2%, to $63.3 million for the nine months ended September 30, 2004, as compared to $94.7 million for the combined nine months ended September 30, 2003. Revenue from national advertisers for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $37.2 million and $7.6 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, revenue from national advertisers decreased $1.8 million, or 1.8%. Revenue from national advertisers excluding the effects of purchase accounting, for the nine months ended September 30, 2004 accounted for 14.5% of revenue as compared to 14.9% for the combined nine months ended September 30, 2003.

      Other revenue decreased by $1.3 million, or 8.3%, to $14.8 million for the nine months ended September 30, 2004 from $16.2 million for the combined nine months ended September 30, 2003. In 2004, we substantially reduced the number of products in our direct marketing services product line which represented $0.7 million of the decline between periods.

Cost of Revenue

      Cost of revenue recognized was $198.3 million for the nine months ended September 30, 2004 compared to $198.1 million for the combined nine months ended September 30, 2003. Recognized cost of revenue for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $10.5 million and $11.5 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, cost of revenue recognized decreased $0.8 million, or 0.4%. Cost of revenue recognized, excluding the effects of purchase accounting, represented 30.1% of revenue for the nine months ended September 30, 2004, compared to 30.6% of revenue for the combined nine months ended September 30, 2003.

      For the nine months ended September 30, 2004 and for the combined nine months ended September 30, 2003, we incurred costs subject to deferral and amortization of $221.0 million and $211.6 million, respectively. The increase in incurred costs is primarily due to increased on-going support costs related to our new production system and to the shifts in publication schedules of eight directories from December 2003 to the first quarter of 2004, which totaled $9.8 million.

      Employee costs incurred decreased by $5.3 million, or 5.5%, to $91.5 million for the nine months ended September 30, 2004 from $96.8 million for the combined nine months ended September 30, 2003. The decrease is a result of changes to sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily include paper, printing and distribution, increased $9.6 million, or 13.4% to $81.0 million for the nine months ended September 30, 2004 from $71.4 million for the combined nine months ended September 30, 2003. The differences in directory publication schedules between the periods contributed $7.1 million of the increase.

      Contracting and professional fees incurred increased $7.7 million to $11.5 million for the nine months ended September 30, 2004 from $3.8 million for the combined nine months ended September 30, 2003. The increase is primarily due to on-going support related to our new production system.

      Other costs of revenue incurred, which primarily includes systems expense, national commissions, and office and facilities expense was $37.0 million for the nine months ended September 30, 2004 compared to $39.6 million for the combined nine months ended September 30, 2003.

Gross Profit

      Our gross profit was $447.7 million for the nine months ended September 30, 2004 compared to $446.6 million for the combined nine months ended September 30, 2003. Excluding the effects of purchase accounting, gross profit for the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003 was $484.0 million and $475.2 million, respectively. Gross margin, excluding the effects of purchase accounting, increased to 69.9% for the nine months ended September 30, 2004 from 69.4% for the combined nine months ended September 30, 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $20.7 million, or 25.4%, to $102.3 million for the nine months ended September 30, 2004 from $81.6 million for the combined nine months ended September 30, 2003. The increase was primarily due to the termination of annual advisory fees and increases in employee costs, advertising expense and contracting and professional fees offset by decreases in bad debt expense and other general and administrative.

      Employee costs increased $14.0 million, or 84.8%, to $30.5 million for the nine months ended September 30, 2004 and from $16.5 million for the combined nine months ended September 30, 2003, respectively. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $5.6 million, or 53.8%, to $16.0 million for the nine months ended September 30, 2004 from $10.4 million for the combined nine months ended September 30, 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest. Prior to 2004, the functions of finance, human resources, real estate and information technology were provided primarily by Qwest and were included in other general and administrative expense as affiliate expenses. Benefits increased $3.6 million, or 75.0%, to $8.4 million for the nine months ended September 30, 2004 from $4.8 million for the combined nine months ended September 30, 2003. This increase is primarily due to higher costs of medical benefits and to the absence of pension credits recognized in 2004 related to Qwest’s over-funded pension plan from which benefits were recognized in 2003. Other employee costs were $6.1 million and $1.3 million for the nine months ended September 30, 2004 and for the combined nine months ended September 30, 2003, respectively. The increase in other employee costs is primarily related to accrued costs of $4.7 million related to the planned workforce reduction as a result of the efficiencies gained by the replacement of our core production platform with technology from Amdocs.

      Advertising expense increased $5.6 million, or 72.7%, to $13.3 million for the nine months ended September 30, 2004 from $7.7 million for the combined nine months ended September 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 1.9% for the nine months ended September 30, 2004 compared to 1.1% for the combined nine months ended September 30, 2003.

      Contracting and professional fees increased $2.4 million, or 18.3%, to $15.5 million for the nine months ended September 30, 2004 from $13.1 million for the combined nine months ended September 30, 2003.

      Bad debt expense decreased $3.6 million, or 17.0%, to $17.4 million for the nine months ended September 30, 2004 from $20.9 million for the combined nine months ended September 30, 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.5% for the nine months ended September 30, 2004 compared to 3.1% for the combined nine months ended September 30, 2003. The decrease in bad debt expense is primarily a result of improved and accelerated collection efforts on local advertiser accounts combined with higher expense in combined 2003 relating to the bankruptcy of a specific CMR.

      In connection with the Offering, we paid $5.0 million to each of our two Sponsors to eliminate the $2.0 million aggregate annual advisory fee payable under the management consulting agreements. This non-recurring termination fee was not incurred in the prior year period. The annual advisory fee paid in prior periods is included in contracting and professional fees.

      All other general and administrative expense, decreased $7.8 million, or 33.3%, to $15.6 million for the nine months ended September 30, 2004 from $23.4 million for the combined nine months ended September 30, 2003. For the combined nine months ended September 30, 2003, other general and administrative expense included affiliate charges from Qwest, including finance, human resources, real estate and information technology with the costs of such expenses incurred directly in salaries and wages for the nine months ended September 30, 2004.

Historical Results of Operations

      The condensed consolidated results of operations for the three months and nine months ended September 30, 2004 include the results of operations for Dex Media West subsequent to the Acquisition, whereas the condensed consolidated results of operations for three months and nine months ended September 30, 2003 do not include the results of Dex West prior to the Acquisition. Consequently, the results of operations for the periods presented in the financial statements are not comparable. As such, we have provided a comparison of the three months and nine months ended September 30, 2004 to the combined three months and nine months ended September 30, 2003 in the previous section. In addition and as described further below, in connection with the Acquisition, we acquired intangible assets subject to amortization and incurred significant indebtedness.

Amortization of Intangibles

      In connection with the Acquisition, we recorded significant intangible assets at the date of Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the three months ended September 30, 2004, the nine months ended September 30, 2004 and the period from September 10 to September 30, 2003, we recognized $57.8 million, $173.5 million and $14.1 million, respectively, in amortization expense related to our identifiable intangible assets.

Interest Expense

      We incurred significant indebtedness in connection with the Acquisition. As such, interest expense subsequent to and prior to the Acquisition are not comparable. We recognized interest expense of $54.4 million, $162.3 million and $16.6 million for the three months ended September 30, 2004, the nine months ended September 30, 2004 and the period from September 10 to September 30, 2003, respectively. Interest expense for the three months and nine months ended September 30, 2004 includes $19.8 million of amortization of deferred financing costs and $1.8 million of early redemption premiums paid to redeem a portion of our senior subordinated notes.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of September 30, 2004 we have recorded $18.9 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

      Following the consummation of the Acquisition, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions.

      In connection with the Acquisition, we incurred $2,213.0 million of borrowings under our credit facilities and $1,165.0 million of indebtedness with the issuance of the outstanding notes. As of September 30, 2004, we had outstanding $3,014.8 million in aggregate indebtedness due to aggregate debt repayments since the Acquisition of $363.2 million. As a result, we are significantly leveraged and our liquidity requirements will be significantly increased, primarily due to increased debt service obligations. In connection with the Offering, we redeemed $18.2 million of our 9 7/8% senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid dividends on August 26, 2004 with a portion of the proceeds from the Offering.

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

      On June 11, 2004, we entered into an amended and restated credit agreement to, among other things, (i) reduce the applicable margins on loans under our credit facilities and the commitment fee on the revolving credit facility, (ii) permit the redemption of all of Dex Media’s 5% Series A preferred stock, which was held by our Sponsors and management, plus accrued and unpaid dividends, (iii) permit the redemption of up to 35% of our outstanding 9 7/8% senior subordinated notes due 2013 and its associated redemption premium, plus accrued and unpaid interest from proceeds from the Offering, (iv) make a final lump sum payment to our Sponsors to terminate the annual advisory fee payable under the management consulting agreement, and (v) permit us to distribute to Dex Media the funds required to fund the quarterly dividends on Dex Media’s common stock if and when such dividends are declared, up to $40.6 million annually. The amendments to the credit agreement, except the repricing of the applicable margins and commitment fee which were effective on June 11, 2004, were effective immediately upon the consummation of the Offering on July 27, 2004.

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

      We entered into a billing and collection services agreement with Qwest LEC upon the consummation of the Acquisition, which was renewed effective November 1, 2004. Under the renewed agreement, Qwest LEC will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed by our accounts, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 47% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 53% directly. Qwest LEC bills the account on the same billing statement on which it bills the customer for local telephone service. In conjunction with the Acquisition, we developed and continue to maintain the ability to transition those accounts billed by Qwest from the Qwest LEC billing and collection system to our own billing and collection system, within approximately two weeks should we choose to do so.

      Historically, our Predecessor’s principal source of liquidity has been cash flow generated from operations. Prior to the consummation of the Acquisition, Dex West’s primary liquidity requirements were for debt service on that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to it, debt service on $750.0 million of debt issued by Qwest Dex, dividends to Qwest, income tax payments to Qwest for the estimated tax liability of Qwest Dex as well as capital expenditures and working capital. Our Predecessor historically generated sufficient cash flow to fund operations and investments and to make payments to Qwest.

Sources of Liquidity

      Net cash provided by operations was $206.2 million and $61.5 million for the nine months ended September 30, 2004 and for the period from September 10 to September 30, 2003, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $20.5 million and $4,346.4 million for the nine months ended September 30, 2004 and for the period from September 10 to September 30, 2003, respectively. The principal use of cash for investing activities for the nine months ended September 30, 2004 was $25.7 million of expenditures for property, plant and equipment and software. The principal source of cash flows from investing activities for the nine months ended September 30, 2004 was $5.2 million cash received in settlement of the working capital true up for assets acquired and liabilities assumed in the Acquisition. The principal use of cash for investing activities for the period from September 10 to September 30, 2003 was $4.3 billion for the acquisition of Dex West including acquisition costs.

      Net cash (used for) and provided by for financing activities was ($187.5 million) and $4,293.3 million for the nine months ended September 30, 2004 and for the period from September 10 to September 30, 2003, respectively. Significant uses of cash for financing activities for the nine months ended September 30, 2004 included $188.2 million total debt repayments of which $18.2 million was the redemption of the senior subordinated notes in conjunction with the Offering. The main uses of cash flows for the period from September 10 to September 30, 2003 were $80.0 million of repayments on long-term borrowings. The principal sources of cash flows for the period from September 10 to September 30, 2003 were borrowings of $3.4 billion and contributions from parent of $1.1 billion.

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

      We cannot assure you, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under the note indentures and credit agreement prohibit us from commingling the funds of Dex Media East with ours. They also prohibit us from borrowing any funds from Dex Media East. Despite the restrictive covenants under the note indentures and credit agreement limiting our ability to incur additional indebtedness and dispose of our assets, the covenants allow for multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i.	Cash from operating cash flow.

ii.	Up to $100.0 million of the revolving credit facility available to us as of September 30, 2004.

iii.	Other unsecured indebtedness which we may incur up to an aggregate principal amount of $75.0 million.

iv.	We may sell, or dispose of, assets up to $15.0 million annually, subject to an aggregate amount of $30.0 million.

v.	The proceeds from any debt issuance which we may use as long as our leverage ratio is at or below 4.0 to 1.0.

vi.	We may use the proceeds from any equity offering as follows: a) 50%, if our leverage ratio is above 4.0 to 1.0 or b) 100%, if our leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of the Offering, we amended our credit facility to, among other things, allow us access to a portion of the proceeds from the Offering irrespective of our leverage ratio.

      The credit agreement and indentures governing the notes permit us to pursue the option of financing our capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $45.0 million at any time. As of September 30, 2004, the outstanding balance of capital leases was $0.5 million.

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

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our credit facilities and notes, capital expenditures and working capital. During the nine months ended September 30, 2004, we used the funds generated from operations in excess of liquidity requirements to make optional repayments under our credit facilities.

      Our debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes and senior subordinated notes, is comprised of 38.0% fixed rate debt and 62.0% floating rate debt as of September 30, 2004. Mandatory repayments or optional repayments under the credit facilities in the future will cause the percentage of fixed rate debt in our debt portfolio to increase. As our fixed rate debt as a percentage of our total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities has significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of our portfolio will also increase.

      Tranche A and Tranche B of our term loan credit facilities have required quarterly principal repayments that were scheduled to begin June 30, 2004 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made since September 10, 2003, the required quarterly payments for Tranche A and for Tranche B in the period from June 30, 2004 to March 31, 2005 were reduced to zero. The first mandatory repayment is now due June 30, 2005 in the amount of $38.6 million.

      On November 10, 2003, our indirect parent, Dex Media, issued $500.0 million of 8% Notes due 2013 and $389.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for aggregate gross proceeds of $750.2 million. On February 11, 2004, our indirect parent, Dex Media, issued another $361.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $750.2 million and $250.5 million were paid by Dex Media as a distribution to its parent and ultimately to our Sponsors. These notes are expected to be serviced and repaid from distributions to Dex Media from us and our affiliate, Dex Media East, subject in each case to restrictions contained in our respective debt agreements. Accordingly, our cash requirements will increase in May 2009 when cash interest becomes payable on Dex Media’s 9% Discount Notes.

      Dex Media has no operations of its own and derives all of its cash flow and liquidity from its subsidiaries. It depends on the earnings and the distribution of funds from us and Dex Media East to meet its business needs. Although we are not obligated to make funds available to Dex Media for any purpose, we are expected to make cash distributions of up to $11.6 million to Dex Media semi-annually to service its cash interest obligations on its 8% Notes due 2013, subject to certain covenant requirements under the note indentures and credit agreement. Although the terms of our credit facilities permit us to pay cash distributions to Dex Media in an amount not to exceed 58% of the regularly scheduled interest payments on the initial $250.0 million of the $500.0 million of 8% Notes due 2013, we must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the distribution to Dex Media to cover our 58% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013. The indentures relating to our senior notes and senior subordinated notes permit up to $50.0 million in any fiscal year to be distributed to Dex Media to make interest payments on Dex Media’s 9% Discount Notes and 8% Notes.

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

Stand-Alone Costs

      Historically, Dex West reimbursed Qwest for services Qwest and its affiliates provided to Dex West based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs. The historical costs for services provided to the Predecessor by Qwest affiliates do not reflect the expenses that we have begun to incur as a stand-alone company. As of December 31, 2003 we completed the replacement of the services provided by Qwest and Qwest LEC with services provided internally or through arrangements with third parties. The costs we incur on a stand-alone basis are higher than historical costs for services previously provided by Qwest and its affiliates.

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

Bond Ratings

      In anticipation of the Offering and the use of a portion of the proceeds to reduce debt, on May 17, 2004 Standard and Poors revised the outlook on our credit ratings to stable from negative.

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

      The foregoing discussion of material trends, known facts and uncertainties should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by us. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The effect and any associated risks related to these policies on our business operations is discussed throughout Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where these policies affect our reported and expected financial results.

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

Long-Term Debt

      As of September 30, 2004, we had a total outstanding debt balance of $3,014.8 million comprised of $1,868.0 million of variable rate debt drawn under the secured credit facilities, $385.0 million of senior notes and $761.8 million of senior subordinated notes. The credit facilities were made up of $830.2 million of Tranche A term loan maturing in September 2009 and $1,037.8 million of Tranche B term loan maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loan and the Tranche B term loan approximated fair values.

      The $385.0 million unsecured senior notes bearing a fixed interest rate of 8 1/2% matures in August 2010. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $437.0 million at September 30, 2004.

      The $761.8 million unsecured senior subordinated notes bearing a fixed interest rate of 9 7/8% matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $895.1 million at September 30, 2004.

Interest Rate Risk

      As of September 30, 2004, we had no borrowings outstanding under our revolving credit facility, $830.2 million of debt outstanding under our Tranche A term loan facility and $1,037.8 million of debt outstanding under our Tranche B term loan facility. Interest payable on our revolving credit facility and each of our term loan facilities is based upon variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming we had incurred this level of borrowings on January 1, 2004 with interest payable at variable rates and assuming a one percentage point increase in the weighted average interest rate under these borrowings, we estimate that our interest expense for the three months and nine months ended September 30, 2004 would have increased by approximately $4.7 million and $14.2 million, respectively. In October 2004, we entered into four fixed interest rate swaps with an aggregate notional amount of $300 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61%. The interest rate swaps will expire in October 2006. We do not intend to use any financial derivative instruments for speculative purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Robert M. Neumeister, Jr.
Executive Vice President and
Chief Financial Officer
(principal financial officer
and duly authorized officer)

Date: November 10, 2004

EXHIBIT INDEX

Exhibit
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