Form 10-K
period 2004-12-31
DEX MEDIA WEST LLC
filed 2005-03-25
CIK 1278438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-121259-01

Dex Media West LLC

(Exact name of registrant as specified in its charter)

Delaware	25-1903487
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

198 Inverness Drive West

Englewood, Colorado 80112

(Address of principal executive offices)

(303) 784-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The registrant is a wholly-owned subsidiary of Dex Media West, Inc. As of June 30, 2004, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

*	Pursuant to General Instructions I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s narrative analysis of results of operations.

PART I.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in Item I—“Business—Risk Factors,” Item 7—“Management’s Narrative Analysis of Results of Operations—Stand-Alone Company” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item I—“Business—Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report.

Market and Industry Data

Unless otherwise indicated, information contained in this annual report concerning the U.S. directory advertising industry, the U.S. advertising industry and their respective segments, our general expectations concerning such industries and their segments and our market position and market share within such industries and their segments are derived from data from various third party sources. We have not independently verified any of such information and cannot assure you of its accuracy or completeness. In addition, this annual report presents similar information based on management estimates. Such estimates are derived from third party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the U.S. directory advertising industry, which we believe to be reasonable. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption Item I—“Business—Risk Factors” in this annual report.

A few of our competitors may utilize the point of publication accounting method of recognizing revenue and expenses, under which revenue and expenses are recognized when a directory is published. We utilize the deferral and amortization accounting method, under which revenue and expenses are recognized over the lives of the directories. See Item 7—“Management’s Narrative Analysis of Results of Operations—Results of Operations.” As a result, while we believe that the information presented herein with respect to ourselves and our competitors is comparable, comparisons made beyond the scope of those made in this annual report may be affected by these differing accounting methods.

The DEX® trademark referred to in this annual report is a registered trademark of Dex Media, Inc. The QWEST DEX® and QWEST DEX ADVANTAGE trademarks referred to in this annual report are registered trademarks of Qwest Communications International Inc. and are used by us under license.

Certain Definitions

As used in this annual report, the following terms shall have the following respective meanings, unless the context requires otherwise:

•	“We,” “our” or “us” refers to our predecessor, Dex West (as defined below), for periods prior to September 9, 2003, and refers to Dex Media West (as defined below) for periods after September 9, 2003; in addition, where the context so requires, “we,” “our,” or “us” refers to Dex Media West and Dex West collectively;

•	“Dex West” refers to the historical and current operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex West States (as defined below) prior to September 9, 2003;

•	“Dex Media West” refers to Dex Media West LLC, an indirect wholly owned subsidiary of Dex Media (as defined below);

•	“Dex West States” refers collectively to Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming;

•	“Dex East” refers to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in the Dex East States (as defined below) prior to November 8, 2002,

•	“Dex Media East” refers to Dex Media East LLC, an indirect wholly owned subsidiary of Dex Media;

•	“Dex East States” refers collectively to Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota;

•	“Dex States” refers collectively to the Dex West States and the Dex East States;

•	“Dex Media” refers to Dex Media, Inc., the indirect parent of Dex Media West and Dex Media East;

•	“Qwest” refers to Qwest Communications International Inc. and its subsidiaries, including Qwest Corporation, the local exchange carrier subsidiary of Qwest Communication International Inc.;

•	“Predecessor Period” refers to the period from January 1, 2003 through September 9, 2003;

•	“Successor Period” refers to the period from September 10, 2003 through December 31, 2003;

•	“Combined Year 2003” means the combined results of the Predecessor Period and the Successor Period;

•	“Sponsors” refers collectively to The Carlyle Group (“Carlyle”) and Welsh, Carson, Anderson & Stowe (“WCAS”), together with their assignees and designees;

•	“directory” refers to a telephone directory; and

•	“Dex Media IPO” refers to the initial public offering of common stock of Dex Media, which was consummated on July 22, 2004.

ITEM 1. BUSINESS

Our Company

We are the exclusive publisher of the “official” yellow pages and white pages directories for Qwest in the following states where Qwest is the primary incumbent local exchange carrier: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming. We have been publishing directories for over 100 years. Our contractual agreements with Qwest grant us the right to be the exclusive incumbent publisher of the “official” yellow pages and white pages directories for Qwest in the Dex West States until November 2052 and prevent Qwest from competing with us in the directory products business in the Dex West States until November 2042.

We are the largest directory publisher in the Dex West States and, collectively with Dex Media East, are the fourth largest directory publisher in the United States. In 2004, we published 120 directories and printed approximately 25.1 million copies of these directories for distribution to virtually all business and residential consumers throughout the Dex West States. In addition, our Internet-based directory, DexOnline.com™, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are small and medium-sized local businesses and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage versus most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2004, we generated approximately 98% of our total revenue, excluding the effects of purchase accounting, from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue. For the year ended December 31, 2004 and the Combined Year 2003, we generated $879.4 million and $844.2 million in revenue, respectively. Excluding the effects of purchase accounting, as described in Item 7—“Management’s Narrative Analysis of Results of Operations,” we generated $926.2 million and $918.0 million in revenue for the year ended December 31, 2004 and the Combined Year 2003, respectively. For complete information concerning our financial performance, see Item 8—“Financial Statements and Supplementary Data.”

Our History

On August 19, 2002, Dex Holdings, LLC, the former parent of Dex Media (“Dex Holdings”), entered into two purchase agreements with Qwest to acquire the directory business of Qwest Dex, the directory services subsidiary of Qwest, in two separate phases, for an aggregate consideration of approximately $7.1 billion (excluding fees and expenses). In connection with the first phase, Dex Holdings assigned its right to purchase the directory business in the Dex East States to its indirect subsidiary, Dex Media East. Dex Media East consummated the first phase of the acquisition on November 8, 2002 and currently operates the acquired directory business in the Dex East States. In connection with the second phase, Dex Holdings assigned its right to purchase the directory business in the Dex West States to its indirect subsidiary, Dex Media West. Dex Media West consummated the second phase of the acquisition on September 9, 2003 (the “Acquisition”) and currently operates the acquired directory business in the Dex West States. The acquisitions of Dex East and Dex West are collectively referred to herein as the “Acquisitions.” Dex Holdings was subsequently dissolved on January 5, 2005.

In connection with the Acquisitions, we, Dex Media East and Dex Media entered into a number of contractual agreements with Qwest. For a summary of the principal terms of certain of such agreements, see “Agreements Between Us, Dex Media East and/or Dex Media and Qwest” in this Item 1.

Our Industry

Directory advertising competes with all other forms of media advertising, including television, radio, newspapers, the Internet, outdoor and direct mail. The entire U.S. advertising market was approximately $245.5 billion in 2003 (the latest year for which figures are available), with directory advertising estimated to have captured a 5.7% share of the advertising market. Unlike most other forms of advertising, directory advertising is characterized as primarily “directional” advertising, or advertising targeted at consumers who are actively seeking information and are prepared to purchase a product or service. Historically, the U.S. directory advertising industry has been dominated by the large publishing businesses of the regional bell operating companies (the “RBOCs”) and other incumbent local telephone companies. Over the past few years, RBOC mergers have reduced the number of RBOC-affiliated publishers to four: SBC Directory Operations, Verizon Information Services, BellSouth Advertising & Publishing Corp. and Dex Media.

Directory Advertising Market Size

The U.S. directory advertising industry generated approximately $14 billion in revenues in 2003, with a total circulation of approximately 540 million directories. The following chart depicts the estimated size and growth of the U.S. directory advertising industry between 1985 and 2003.

U.S. Directory Advertising Revenue: 1985—2003

Local Versus National Advertising

While directory advertising is sold on both a local and national basis, local advertising from small and medium-sized businesses constitutes the majority of directory advertising revenue. As shown in the table below, between 1997 and 2003 local directory advertising constituted approximately 85% of total revenue for the U.S. directory advertising industry. This is consistent with our experience, where in the Combined Year 2003, local advertising made up approximately 85% of our directory services revenue, excluding the effects of purchase accounting.

Local Versus National U.S. Print Directory Advertising: 1997—2003

(Dollars in billions)	1997	% of total	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	CAGR ’97- ’03
Local	$9.7	85.1%	$10.1	84.2%	$10.7	84.3%	$11.1	84.1%	$11.5	84.6%	$11.7	84.8%	$11.8	84.9%	3.3%
% growth yearly	NA		4.1%		5.9%		3.7%		3.6%		1.7%		0.9%
National	1.7	14.9%	1.9	15.8%	2.0	15.7%	2.1	15.9%	2.1	15.4%	2.1	15.2%	$2.1	15.1%	3.6%
% growth yearly	NA		11.8%		5.3%		5.0%		0.0%		0.0%		0.0%

Total Print	$11.4	100.0%	$12.0	100.0%	$12.7	100.0%	$13.2	100.0%	$13.6	100.0%	$13.8	100.0%	$13.9	100.0%	3.4%
% growth yearly	NA		5.3%		5.8%		3.9%		3.0%		1.5%		0.7%

Competition Within the Industry

At present, the industry can be divided into two major groups of directory advertising publishers: (i) incumbent publishers, which include the directory businesses of the RBOCs and other incumbent local telephone companies and (ii) independents, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd. As shown in the table below, although the independents’ revenues increased between 1997 and 2003, the incumbent publishers remain the dominant players, with an 86.5% share of total 2003 revenue for the U.S. directory advertising industry.

U.S. Print Directory Market Share: 1997—2003

(Dollars in billions)	1997	% of total	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	CAGR ’97- ’03
Incumbent Publishers(1)	$10.6	93.0%	$11.0	91.7%	$11.5	90.6%	$11.8	89.7%	$12.1	89.2%	$12.2	88.2%	$12.0	86.5%	2.1%
% growth yearly	NA		3.8%		4.6%		2.6%		2.5%		0.8%		(1.6)%
Independent Publishers	0.8	7.0%	1.0	8.3%	1.2	9.4%	1.4	10.3%	1.5	10.8%	1.6	11.8%	1.9	13.5%	15.5%
% growth yearly	NA		25.0%		20.0%		16.7%		7.1%		6.7%		18.8%

Total Print	$11.4	100.0%	$12.0	100.0%	$12.7	100.0%	$13.2	100.0%	$13.6	100.0%	$13.8	100.0%	$13.9	100.0%	3.4%
% growth yearly	NA		5.3%		5.8%		3.9%		3.0%		1.5%		0.7%

(1)	Includes the directory businesses of RBOCs and other incumbent local telephone companies.

As the table below illustrates, the U.S. directory advertising industry remains highly concentrated. During 2003, the incumbent publishers, Dex Media, SBC, Verizon and BellSouth, cumulatively generated approximately $11.3 billion, or 81.2%, of total U.S. directory advertising revenue. The independents’ segment is highly fragmented and comprised only 18.8% of total directory-related advertising revenue in 2003.

U.S. Directory Advertising Publishers: 2003

(Dollars in billions) Company	2003 Revenue	Market Share
SBC	$3.8	27.3%
Verizon(1)	3.8	27.3%
BellSouth(1)	2.1	15.1%
Dex Media	1.6	11.5%
R.H. Donnelley(2)	1.0	7.2%
Yell Group(1)	0.8	5.8%
TransWestern	0.3	2.2%
Others	0.5	3.6%

Total	$13.9	100%

(1)	Represents estimates of U.S. operations only.
(2)	Includes revenue related to directories purchased by R.H. Donnelley which were formerly published by two incumbents, SBC and Sprint.

We believe the incumbent publishers have a number of advantages over their independent competitors. Incumbents typically can deliver a better value proposition to advertisers, largely due to user perception of accuracy and completeness that comes with their affiliation with the local telecom service provider. Incumbents also benefit from established usage patterns and advertising customer bases. The majority of incumbent sales are made locally to established clients.

These factors force the independent publishers to compete on price while they build their advertising customer base. This has resulted in listing rates that are significantly lower than the prices for equivalent products listed by the incumbent publishers. The incumbents also benefit from an established operational infrastructure. Printing, publishing and distribution channels benefit from established long-term relationships. The existing infrastructure, scale of business, and pricing premium allow incumbents to achieve significantly higher earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins than their independent competitors.

Competition with Other Media

We believe directory advertising is the preferred form of advertising for many small and medium-sized businesses due to its relatively low cost, broad demographic and geographic distribution, enduring presence and high customer usage rates. We believe that directory advertising is attractive to our customers because consumers may view directories as a free, comprehensive, single source of information. While overall advertising tends to track an economy’s business cycle, directory advertising tends to be more stable and does not fluctuate widely with economic cycles due to its frequent use by small to medium-sized businesses, often as their principal or only form of advertising. Directory advertising is also less influenced by business cycles because failure to advertise in a given directory cannot be remedied until the replacement directory is published, which is usually one year later. Moreover, most directory publishers, including Dex Media West, give priority placement within a directory classification to their longest-tenured advertisers. As a result, advertisers have a strong incentive to renew their directory advertising purchases from year to year, so as not to lose their priority placement within the directory.

The table below shows advertising spending in certain media categories for the years 1990 through 2003.

Advertising Spending by Media Category: 1990—2003

(Dollars in billions)
Year	U.S. Directories	Revenue Growth	Television(1)	Revenue Growth	Radio	Revenue Growth	Newspaper	Revenue Growth
1990	$8.9	n/a	$28.4	n/a	$8.7	n/a	$32.3	n/a
1991	$9.2	3.4%	$27.4	-3.5%	$8.5	-2.3%	$30.4	-5.9%
1992	$9.3	1.1%	$29.4	7.3%	$8.7	2.4%	$30.7	1.0%
1993	$9.5	2.2%	$29.7	1.0%	$9.5	9.2%	$32.0	4.3%
1994	$9.8	3.2%	$34.2	15.2%	$10.5	10.5%	$34.4	7.5%
1995	$10.2	4.1%	$37.8	10.5%	$11.3	7.6%	$36.3	5.5%
1996	$10.8	5.9%	$42.5	12.5%	$12.3	8.8%	$38.4	5.8%
1997	$11.4	5.6%	$44.1	3.8%	$13.5	9.8%	$41.7	8.6%
1998	$12.0	5.3%	$47.5	7.7%	$15.1	11.9%	$44.3	6.2%
1999	$12.7	5.8%	$52.6	10.7%	$17.2	13.9%	$46.6	5.4%
2000	$13.2	3.9%	$60.3	14.6%	$19.3	12.2%	$49.0	4.9%
2001	$13.6	3.0%	$54.6	-9.5%	$17.9	-7.3%	$44.3	-9.6%
2002	$13.8	1.5%	$58.4	7.0%	$18.9	5.6%	$44.0	-0.7%
2003	$13.9	0.7%	$60.7	3.9%	$19.1	1.1%	$44.8	1.8%

’98-’03 CAGR		3.0%		5.0%		4.8%		0.2%

(1)	Includes broadcast television and cable and satellite television; excludes barter syndication.

The Internet

According to The Kelsey Group, a provider of research and analysis, data and competitive metrics, the U.S. digital directory advertising industry, including Internet Yellow Pages (the “IYP”), local search and wireless search, generated approximately $669 million in revenues in 2004. The Kelsey Group projects that by 2009 the U.S. digital directory advertising industry will generate $5.1 billion in revenues. Directories publishers are expected to capture a meaningful portion of this expected growth, according to The Kelsey Group. The primary catalyst for growth is expected to be the increased adoption of Internet advertising by small and medium-sized enterprises.

Our Competitive Strengths

While the directory advertising industry has become increasingly competitive, we believe that we possess the following strengths that will enable us to continue to compete successfully in the local advertising market:

•	Scale and leading market position. We are the largest directory publisher in the Dex West States and, collectively with Dex Media East, the fourth largest directory publisher in the United States. We believe that our scale and our incumbent position in the Dex West States provide us with a substantial competitive advantage over independent directory advertising providers. As the exclusive directory publisher for Qwest in the Dex West States, our directories benefit from strong brand identification as the “official” directory for both consumers and local advertisers, many of whom select our directories as their primary advertising medium.

•	Well-defined Internet strategy. We believe we have a well-defined Internet strategy that leverages both our extensive local advertising content and our long-standing relationships with our advertisers, giving us a significant advantage relative to our independent competitors and positioning us as an effective participant in the area of local Internet search and Internet advertising.

We believe our extensive local advertising content, which has been digitized in a structured database, is the most comprehensive source of digital information related to local products and services in our 7-state region. We provide a diverse and comprehensive opportunity for our customers to extend their advertising message through an integrated range of Internet-based channels, including DexOnline.com; potential access to the search results pages of a number of popular Internet search engines and portals; and paid access to another thirty different search engines and portals through Dex Web Clicks™, our proprietary Search Engine Marketing (“SEM”) product.

•	Superior value proposition for our target advertisers. We believe that directory advertising provides our target advertisers with a superior value proposition as compared to other media. Directory advertisements enable our advertisers to reach a broad target audience, providing a permission-based reference source to search for specific products and services. In addition, we believe that the “directional” nature of directory advertising is a unique attribute of our media, enabling our advertisers to reach their target customers at the key time when they are actively seeking information to make a purchase. We also believe that our bundled print and Internet offering, combined with our other Internet products, enhances the value of our advertising services and leads to a lower cost per usage compared to other directories and other local advertising alternatives, including newspapers, television, radio and the Internet.

•	Established and experienced sales force. As of December 31, 2004, Dex Media had approximately 1,000 sales representatives, who have been employed by Dex Media for an average of nine years. Some of such sales representatives are dedicated to supporting us, some are dedicated to supporting Dex Media East, and some support both Dex Media East and us. We believe that our sales force’s experience, tenure and local market knowledge is a competitive advantage which has enabled us to develop longstanding relationships with our advertisers and has been a key factor in our ability to exceed the average revenue growth of the incumbent industry during 2004.

•	Stable and recurring revenue. Our business produces stable and recurring revenue because of our large diversified advertising customer base, historically high account retention and renewal rates and limited exposure to national advertising. In addition, the pre-sold nature of directory advertising provides revenue and cash flow visibility as advertisers typically enter into one-year contracts and pay on a monthly basis. For the year ended December 31, 2004, no single account (excluding Qwest) contributed more than 0.3% of directory service revenue and no single directory heading contributed more than 3.5% of directory service revenue (in each case excluding the effects of purchase accounting).

•	Strong financial profile generates significant operating cash flow. Our business generates significant operating cash flow due to its recurring revenue combined with the high margins associated with our incumbent position, low capital expenditures and favorable tax position. For the year ended December 31, 2004, on revenues of $879.4 million, we generated $325.7 million in cash provided by operating activities. Over the last three years (including the Predecessor Period and the year ended December 31, 2002), we have invested an average of $26.1 million per year in capital expenditures, including capitalized software development costs. We also benefit from the favorable income tax treatment associated with the $4.2 billion step-up in the tax basis of our assets from the Acquisition, which is amortized for tax purposes on a straight-line basis over 15 years. During the year ended December 31, 2004, our cash provided by operating activities, along with a portion of the net proceeds of the Dex Media IPO, allowed us to repay $282.2 million of our indebtedness, excluding the $300.0 million of bank debt paid down with proceeds from the $300.0 million 5 7/8% Senior Notes issued by us in November 2004.

•	Experienced management team. We have assembled a strong and experienced senior management team across all areas of our organization, including sales, finance, operations, marketing and customer service. Our senior management team has an average of over 20 years of experience in their respective areas of expertise.

Our Business Strategy

Our strategy is centered on leveraging our incumbent position and strong brand to build relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex West States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed to our business and residential consumers in a variety of forms. Currently, the primary methods of distribution are our print and Internet-based directories. We also use CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance print product offerings, Internet-related products and distribution. The principal elements of our business strategy include:

•	Introducing new products that enhance the value proposition for our customers. We have a long history of introducing and selling new products, product extensions and other innovations that offer creative opportunities for our advertisers to find new customers and generate additional revenue for their products and services. Generally, we will use a one-percentage-point increase in revenue over time as the minimum threshold for a full scale rollout of any new product or service. As the incumbent directory publisher in the Dex West States, we have a large number of existing advertisers to whom we can effectively market our new products to generate additional revenue. Within the last three years, we introduced the following new products: (i) demographically targeted Spanish Yellow Pages in more than 10 markets in the Dex West States; (ii) targeted segment products within existing directories (such as local dining guides and golf guides); (iii) new directories to respond to changing demographics and shopping patterns in several markets (including Chandler-Gilbert, Arizona); (iv) additional white pages directory products (repeating corner advertisement and color offerings); (v) limited inventory awareness products (e.g., ink jet edge, tip-on magnets and front cover gate folds); and (vi) Dex Web Clicks, a recently introduced SEM product that offers web site design, build and host services together with a guaranteed number of monthly references, or “clicks,” from 30 different search engines and portals. In 2005, we introduced a new print product called Dex Plus™, a smaller “companion” directory that will generally be delivered along with larger metropolitan directories. With Dex Plus, consumers will receive an additional convenient-sized directory while advertisers will receive additional, cost-effective reach, all of which serve to strengthen our value proposition. We believe our ability to innovate our product line will continue to serve as a competitive advantage.

•	Increasing revenue and advertiser growth through segmented pricing. Historically, the directory advertising industry has utilized a simplified approach to pricing, with set rates based upon the size and features (e.g., use of color, graphics, etc.) of the advertisement regardless of heading category. We are now instituting a more sophisticated pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention and help drive revenue growth by allowing us to respond to the different demand characteristics of various heading categories and to better align our pricing with our customers’ perceptions of value. The first phase of our conversion to the new Amdocs software system was completed in 2004. We expect to complete implementation of the Amdocs software system in 2005. See “Enhancing our operational efficiency by converting to the Amdocs software system” in this Item 1.

•	Increasing the value proposition for our customers through a content-driven Internet strategy. Our Internet strategy involves the distribution of our digitized content through several channels, enhancing the value proposition that we offer to advertisers, providing consumers with enhanced access to relevant information related to local products and services, and providing us with enhanced revenue opportunities and stronger competitive positioning. The principal elements of our Internet strategy are summarized below.

(i)

Our Internet-based directory, DexOnline.com, is bundled with our directory products and has been designed to provide a first-class user experience to encourage repeated visits by consumers. DexOnline.com includes fully searchable content derived from more than 240,000 yellow pages advertisements from our directories. The functionality of the DexOnline.com web site incorporates free text search capabilities, with a single search box that is similar in design and functionality to popular search engines. In addition, DexOnline.com provides the user the ability to search by common headings with dynamically-generated refined search sub-categories or sub-headings. In an effort to further develop the functionality of the site with a focus on user relevancy, in February 2005 Dex Media announced an agreement with Aptas, Inc. whereby that company will help to enhance DexOnline.com’s user-centered content and search functionality. In addition, DexOnline.com includes information from other national databases to supply out-of-region listings. However, these out-of-region listings are not as rich as our in-region information, the majority of which comes from our display advertisements.

(ii)	In order to further extend the reach of our advertisers and enable their message to be available “anytime, anywhere, anyhow” when a buying decision is being made, our proprietary database of advertising content has been made available to a number of popular Internet search engines and portals. These arrangements are intended to enhance the relevance of the results produced by these search engines while driving enhanced distribution and usage for our advertisers. We will continue to review opportunities to expand our business arrangements with other Internet search engines and portals and are committed to developing additional means of expanding our digital advertising content in ways that are justified by usage and utility to our advertisers.

(iii)	In February 2005, we commercially introduced Dex Web Clicks, a new turn-key SEM solution that enables our advertisers to begin participating in the auction-based process of paid search Internet advertising with multiple portals and search engines without having to manage the complexities themselves. Dex Web Clicks provides advertisers with a guaranteed number of monthly references, or “clicks,” to their web site for a fixed monthly price. In addition, Dex Web Clicks offers web site design and hosting services to advertisers, in case they do not already have a web site.

•	Further penetrating our addressable markets through enhanced sales force productivity. We believe a significant opportunity exists for our established local sales force to further penetrate the addressable markets that we serve and increase our sales to existing advertisers. During 2004, we took a number of steps to improve sales force effectiveness including:

(i)	Servicing our customers in a more cost-effective manner based on the revenue generated by such customers.

(ii)	Rescheduling the launch and duration of sales campaigns to maximize available selling days by allowing our salespeople to more efficiently allocate their time over a broader customer base during the publishing cycle. This was accomplished by working with our printers to reduce turnaround time and reschedule publication dates.

(iii)	Implementing standardized sales practices and procedures across all markets, including the introduction of “PrepSmart,” our proprietary sales preparation tool. This tool provides our salespeople with critical account history and advertisement effectiveness information, which can be shared with our customers to demonstrate the value of our products and the benefits of enhancements such as colored or larger sized advertisements. We expect our salespeople to offer our existing customers a more consultative approach to their marketing needs by using sophisticated sales tools, thereby enhancing their relationships and increasing sales of existing services.

(iv)	Reorganizing certain sales and marketing functions to ensure a more localized focus for our sales and marketing strategies.

•

Strengthening our competitive position by aggressively promoting our superior value proposition. We are investing in brand awareness campaigns that reinforce the benefits that our print directories and

DexOnline.com offer to advertisers and consumers. Our marketing plan highlights the advantages we enjoy as an incumbent publisher by positioning us as the “official” directory in the Dex West States with broad distribution, high usage and low cost per usage, which are attributes that advertisers require. Through the use of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, we are able to further leverage the Dex brand. In addition, through competitive sales training, we have taken steps to enhance the content and frequency of our training programs, which focus on the specifics of our superior value proposition, the bundled nature of our products, the substantial distribution advantages enjoyed by us and our digital product offerings.

•	Enhancing our operational efficiency by converting to the Amdocs software system. We have substantially completed the migration from our legacy process management infrastructure to an industry-standard software system supplied by Amdocs. Implementation of this system, which starts at order entry and goes through billing and collections, will allow us to better manage every aspect of our production cycle, from initial sales call through distribution of our directories. Phase One of the Amdocs system conversion (which was completed during 2004) enabled us to: (i) consolidate our software systems and associated hardware; (ii) provide new mobile technology for the sales force; (iii) automate the entering of customer orders; and (iv) and implement our segmented pricing strategy. During 2005, we plan to implement Phase Two of the Amdocs system conversion, which is expected to enable us to: (i) implement a coordinated billing, accounts receivable and collections system and (ii) develop a single customer database. Upon completion of the Amdocs software system implementation, we will have substantially reduced the number of our process management systems. We expect that the implementation of this system will allow us to further improve our operational efficiency and benefit from the associated cost savings.

You should also consider the many risks we face that could limit our ability to implement our business strategies, including:

•	our inability to introduce new products in the future could adversely affect our ability to generate additional revenue;

•	if we do not successfully execute on our new segmented pricing strategy, we may not fully realize the expected growth of our revenues;

•	if search engines and portals are successful in acquiring small and medium-sized businesses for Internet advertising through self-service channels in a cost-effective manner, this could adversely affect our Internet strategy;

•	if we experience a significant turnover of our sales force, we will incur additional costs in the hiring and training of new sales force personnel;

•	competition from other yellow pages publishers has reduced, and may continue to reduce, our revenue growth trend;

•	a significant decline in consumer usage could adversely affect our business; and

•	our failure to fully utilize the capabilities of the Amdocs software system could adversely affect our planned operational efficiencies.

In addition, while we may implement individual elements of our strategies, the benefits derived from such implementation may be mitigated in part, or in whole, if we suffer from one or more of the risks described in this report. See “Risk Factors” in this Item 1 and “Cautionary Notice Regarding Forward-Looking Statements” on page 1 of this annual report.

Markets

In 2004, we published 120 directories and printed approximately 25.1 million copies of these directories for distribution to virtually all business and residential consumers in the metropolitan areas and local communities in the Dex West States. Our directories are generally well established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies. The following table shows the percentage of directory services revenue and other data for our directories in each state in which we operate for the year ended December 31, 2004:

State	Percentage of directory services revenue	Published directories	Total circulation (in millions)
Washington	31.0%	27	6.0
Arizona	29.8%	28	11.0
Oregon	16.7%	21	3.3
Utah	11.7%	15	2.7
Idaho	5.5%	11	1.0
Montana	3.4%	8	0.6
Wyoming	1.9%	10	0.5

Total	100.0%	120	25.1

We derive a significant portion of our directory services revenue from the sale of directory advertising to businesses in large metropolitan areas. For the year ended December 31, 2004, 62.5% and 76.1% of our directory services revenue (excluding the effects of purchase accounting) was derived from the sale of directory advertising in our 5 and 10 largest geographic markets, respectively.

We serve a diverse group of communities in our 7-state region, many of which have a number of consumers for whom English is not their primary language. In order to better serve our diverse base of consumers and further extend the reach of our advertisers, during 2004 we published Spanish Yellow Pages in more than 10 markets in the Dex West States. We will continue to evaluate the needs of our multi-lingual communities and develop targeted segment products that best serve those communities.

Products

We deliver a portfolio of advertising products focused on bringing buyers and sellers together, distributing relevant information across multiple platforms to assist in the buying decision. Our bundled print and Internet directory services generated approximately 98% of our total revenue (excluding the effects of purchase accounting) for the year ended December 31, 2004.

Printed Directories

In 2004, we published 120 printed directories, including directories that contained both white and yellow pages, directories that contained only yellow pages and directories that contained only white pages.

Our directories are designed to bring buyers together with our advertising customers, meeting the informational needs of consumers and the advertising needs of local and national businesses. The diversity of our advertising options enables us to create customized advertising programs that are responsive to specific customer needs and financial resources. Our yellow pages and white pages directories are efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under more than 4,300 directory headings. Whenever practicable, we combine the white and yellow pages sections into one volume.

Yellow Pages Directories. We offer all businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant heading.

Additionally, we offer a range of paid advertising options in our yellow pages directories, as set forth below:

•	Listing Options. An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or printed in bold or super bold text, which increases the visibility of the listing. An advertiser may also purchase extra lines of text to convey information such as hours of operation or a more detailed description of its business.

•	In-column Advertising Options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased and the heading under which it will be placed. In-column advertisements may include such features as bolding, special fonts, color and graphics.

•	Display Advertising Options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased and the heading under which it will be placed. Display advertisements are usually placed at the front of a heading, and are prioritized first by size and then by advertiser seniority. This process of prioritizing provides a strong incentive to advertisers to increase the size of their advertisements and renew their advertising purchases from year to year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement) and three pages (a “triple truck” advertisement).

•	Awareness Products. Our line of “awareness products” allows businesses to advertise in a variety of highly visible locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Our awareness products include:

•	Cover. Premium location advertisements are available on the front cover, inside front and back cover and the outside back cover of a directory.

•	Spine. Premium location advertisements are available on the spine of yellow and white pages directories.

•	Tabs. A full-page, double-sided, hard stock, full-color insert that is bound inside and that separates key sections of the directory. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.

•	Tip-On. A removable paper or magnet coupon placed on the front cover of a directory.

•	Banners. An advertisement sold at the bottom of any page in the Community or Government section of the directory.

•	Delivery Bag. Used in the delivery of all hand-delivered print directories, with between one and three advertisers per bag.

White Pages Directories. State public utilities commissions require Qwest, as the local exchange carrier in its local service area, to have white pages directories published to serve the local service areas. Qwest has contracted with us to publish these directories in the Dex West States until November 7, 2052. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of the residence or business in question, unless they have requested to be a non-published or non-listed customer.

Advertising options include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. We still believe there is an untapped market for selling white pages advertising and intend to continue to pursue our opportunities with innovative new products such as repeating corner advertisement and color offerings.

Internet-Based Directory and Electronic Products

As an extension to our print directories, we have increasingly focused efforts and investment on our Internet product offerings. During 2003, we began to bundle our print and Internet display advertisements, providing advertisers with an effective means to extend their messages through DexOnline.com for one unified price. With this bundling strategy, we were able to collect and digitize our print directory advertising, making this proprietary structured database of content available to consumers searching for local products and services through DexOnline.com.

We believe this proprietary database of content related to local products and services is the most complete and comprehensive currently available in the Dex West States. In addition to making this information available through the distribution of our printed directories and through DexOnline.com, we have entered into content agreements and distribution agreements with various search engines, portals and local community destination web sites. These agreements are intended to provide additional distribution of our advertising, thereby enhancing the value proposition we offer to advertisers.

DexOnline.com. In April 2003, we began to post the proprietary display advertisements we create for our print directories on DexOnline.com. In January 2004, we introduced significant new local search capabilities to DexOnline.com, enabling consumers to access in-depth local content with significantly enhanced functionality. The new functionality introduced in January 2004 incorporated free-text (“multi-dimensional”) search capability with a single search box similar in design and functionality to many popular search engines. In addition, DexOnline.com provides a search option based on popular business headings or categories with dynamically generated preferences, providing users the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

DexOnline.com now includes fully searchable content from more than 240,000 Dex Media Yellow Pages display advertisements. In addition, we purchase information from other national databases to supply out-of-region listings (although these out-of-region listings are not as rich as our in-region information). DexOnline.com includes approximately 21 million business listings and more than 129 million residential listings from across the United States.

We believe the combination of relevant content and enhanced functionality is the primary reason that DexOnline.com has established itself as the number one local search site within Dex Media’s 14-state region during 2004, as measured by comScore, a market research firm. DexOnline.com’s share of IYP searches within the Dex States grew in every quarter in 2004 and consistently handled 25% or more of the IYP searches in the region. In addition, a recent study published by The Kelsey Group gave DexOnline.com the highest overall rating among 15 U.S. local search sites. The sites were evaluated on a variety of consumer-focused criteria, including depth of content, search capabilities, site intelligence, relevance of results and user interface and interaction.

We view our Internet-based directory as a natural complement to our printed directories and have therefore bundled DexOnline.com with our print directories. We believe that this approach enhances the value proposition that we offer to advertisers, provides consumers with enhanced access to relevant information related to local products and services, and provides us with enhanced revenue opportunities and stronger competitive positioning. We currently do not allocate any portion of our Internet and print bundled product offering to our Internet directory revenue. However, we do provide our advertisers with options to enhance their listings on DexOnline.com. These premium Internet products include web site and e-mail links, pop-up windows, priority placement and banners.

Arrangements with Search Engines and Other Third Parties. During 2004, our proprietary database of advertising content was made available to a number of popular Internet search engines and portals. These arrangements will make our advertisers’ marketing messages available to the users of those search engines and portals. In addition, Dex Media has entered into distribution agreements with various local community web sites throughout the Dex States to make our structured database of content available to users of those local web sites.

These agreements provide us with access to important channels as we enhance our distribution network on behalf of our advertisers. As with DexOnline.com, we believe this enhanced distribution will lead to increased usage among consumers and greater utility to our advertisers. We expect to continue reviewing opportunities to expand our partnership network with other search engines and portals as we seek to enable our advertisers to be found by their customers “anytime, anywhere, anyhow.”

Dex Web Clicks. Designed as an affordable solution for small and medium-sized enterprises, Dex Web Clicks allows advertisers to begin participating in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. Dex Web Clicks provides advertisers with a guaranteed number of references, or “clicks,” to their web site for a fixed monthly price. In addition, Dex Web Clicks offers web site design and hosting services to advertisers, in case they do not already have a web site. The guaranteed references are provided by a network of 30 search engines and portals. Advertisers are able to specify that certain search engines deliver the “clicks” for a premium. The product offering has addressed two primary concerns of small and medium-sized enterprises in the area of Internet advertising: complexity and price variability. We began test marketing Dex Web Clicks during 2004 and introduced the product in the Dex West States in February 2005.

In connection with our Dex Web Clicks product offering, we have outsourced the fulfillment of web site design and hosting services and the procurement and delivery of the guaranteed “clicks.” The outsourcing of the fulfillment functions allows us to focus on the sales and marketing efforts while transferring the responsibility of production and implementation to third parties.

Other Services

We sell direct marketing lists of residents and businesses in the Dex West States that allow our customers to purchase accurate lists for their direct mail and telemarketing activities. We also have an extensive New Mover list that provides businesses access to the most current new business and/or residence lists in the Dex West States. The lists we sell comply with do-not-call and do-not-mail requirements for the industry and the information does not include any private, non-published or non-listed information.

We also have insert programs through which we help businesses deliver messages and promotional offers to our customers in conjunction with directories delivered right to the mailbox or doorstep. Advertisers can choose between Total Market Coverage inserts in directories going to households and businesses within the Dex West States, or New Mover Delivery inserts reaching the lucrative market of new movers within a few days of their new phone service connection.

Sales and Marketing

The marketing of directory services is primarily a direct sales effort that requires both maintaining existing advertising customers and developing new advertising customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. For the Combined Year 2003, we retained approximately 91% of our local advertising accounts from the previous year. While we have no reason to believe there has been any material change in our renewal rate during 2004, we are unable to provide our 2004 renewal rate due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts.

Our historically high renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national advertising strategy.

The ultimate success of any company’s sales and marketing effort is dependent on its ability to adapt to market and competitive changes. To respond to the changing needs of our advertising customers and an increasingly competitive marketplace, we have invested in several new sales productivity tools aimed at substantially increasing the quality and depth of our sales training. Additionally, in December 2004 our Sales and Marketing organization was restructured to refocus its efforts at the local market level. This restructuring will allow our Sales and Marketing organization to address specific local market needs and competitive dynamics more efficiently.

We believe that we have one of the most experienced sales forces in the U.S. directory advertising industry. We believe this experience has enabled our sales representatives to develop long-term relationships with our advertisers, which we believe promotes a high level of renewal among our customers.

Local Sales Channel

For the year ended December 31, 2004, approximately 85% of our directory services revenue, excluding the effects of purchase accounting, came through the local sales channel. As of December 31, 2004, Dex Media’s locally-based sales force was comprised of approximately 1,000 quota-bearing sales representatives (some of whom are dedicated to supporting us, some of whom are dedicated to supporting Dex Media East, and some of whom support both Dex Media East and us), who average approximately nine years of employment with us. Dex Media’s local sales representatives are divided into three principal groups:

•	Premise sales representatives. Approximately 45% are premise sales representatives who generally focus on high revenue customers. A premise sales representative typically interacts with customers on a face-to-face basis at the customer’s place of business.

•	Telephone sales representatives. Approximately 36% are telephone sales representatives who generally focus on medium-sized customers. A telephone sales representative typically interacts with customers over the telephone. Telephone sales represent our principal source of new advertisers.

•	Centralized sales representatives. Approximately 19% are centralized sales representatives, including both centralized account representatives, who generally focus on the smallest accounts, and prospector sales representatives, who generally focus on customer acquisition.

We assign our advertising customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our sales force in an effective manner. Our sales channel is generally decentralized and locally based, operating from approximately 25 locations in the Dex West States. We believe that our locally-based sales channel facilitates the establishment of personal, long-term relationships with local advertisers necessary to maintain a high rate of advertising customer renewal.

We rely on both our premise and telephone representatives in the sale of our Internet product offerings, who are further supported by Internet sales specialists.

We believe that formal training is important to maintaining a highly productive sales channel. Our sales personnel undergo ongoing training, with new sales representatives receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, our product portfolio, customer care and administration, and standards and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. Ongoing training and our commitment to developing the best sales practices are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.

We have well-established practices and procedures to manage the productivity and effectiveness of our sales channel. Each sales representative has a specified advertising customer assignment consisting of both new business leads and renewing advertisers and is accountable for meeting sales goals on a regular basis. Our sales representatives are compensated in the form of base salary and incentive-based compensation. Approximately two-thirds of the total compensation paid to our sales personnel is in the form of commissions and other incentive-based compensation, making sales compensation largely tied to sales performance. Our sales employees are represented by labor unions covered by collective bargaining agreements, which we believe reduces the rate of employee turnover.

For purposes of managing our sales channel, we divide the local service area into six territories. In each territory, between six and 16 sales managers supervise the performance of the sales representatives who are assigned to that territory. Every sales manager within a territory reports to the sales director for the territory, and the six sales directors report to the Vice President of Sales for the relevant territory.

National Sales Channel

For the year ended December 31, 2004, approximately 15% of our directory services revenue, excluding the effects of purchase accounting, came through the national sales channel. Our national advertisers encompass a wide range of industries, with some of the largest categories being home service companies, insurance companies, financial institutions, moving and storage companies and automotive companies. These national advertisers purchase yellow page advertising across the country in a large number of states, and in multiple directories owned by a variety of publishers.

In order to sell to national advertisers, we use the services of third party certified marketing representatives (“CMRs”). CMRs are third-party owned, specialized yellow pages media agencies that have been hired by national advertisers to develop and implement a national yellow pages media plan suited for their business and create the message content for the ads. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser is responsible for paying the CMR, and the CMR is responsible for paying us, after deducting its commission. We work with approximately 160 CMRs and employ a group of sales managers to manage our selling efforts to CMRs and their advertisers.

The national sales managers are responsible for effectively communicating to CMRs the advantages of our products and services, keeping them informed of new products and ensuring that the CMRs have the most directory usage information relative to competitive directories. Since we do not have direct control over the CMRs’ performance, much of the time spent by our national sales managers is focused on sharing advertiser-specific information with the CMRs, developing proposals, identifying growth opportunities based on the advertiser’s business objectives, and providing relevant industry and Dex-specific research data.

Distribution of Revenue

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. For the year ended December 31, 2004, no single directory heading accounted for more than 3.5% of our directory services revenue, no single advertising account represented more than 0.3% of our directory services revenue (other than Qwest, which accounted for 0.9% of our directory services revenue), the top 10 advertising customers (excluding Qwest) accounted for 1.6% of our directory services revenue and the top 10 directory headings accounted for approximately 22% of our directory services revenue (in each case, excluding the effects of purchase accounting). The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability to our operating results. The table below, which sets forth information relating to our largest directory headings for the year ended December 31, 2004, demonstrates this diversity:

Directory heading	Percentage of directory services revenue
Attorneys	3.5%
Dentists	2.9%
Insurance	2.4%
Plumbing Contractors	2.1%
Pest Control Services	2.0%
Movers	1.9%
Veterinarians & Hospitals	1.8%
Restaurants	1.8%
Storage—Household & Commercial	1.8%
Loans	1.8%

Total	22.0%

Publishing, Production and Distribution

We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, which allows us to efficiently use our infrastructure and sales capabilities and resources of our third-party vendors. From time to time, we determine that the publication dates of certain directories published will be extended. These extensions are made to more efficiently manage work and advertising customer flow. Our Internet publication process is linked to the print directory process in order to be efficient with the use of selling resources. The following are the major steps of the publication and production process:

•	Selling. The sales cycle for our markets varies based on the size of the revenue base, but typically ranges from a few weeks to six months for print products. Our Internet products have a year-round selling cycle. In the months prior to publication of our print directories, our sales representatives meet with our existing customer base and engages them in a consultative session to provide them an integrated media solution to address their print and digital needs to help them grow their business. Additionally, they prospect new advertising customers to illustrate the value of our media, and provide similar integrated advertising solutions. Potential new advertising customers include customers that have operated within our markets for some time, but did not purchase advertising in the prior year, as well as newly-formed businesses and businesses that have recently moved into our markets. Our customers agree to our standard advertising terms and conditions at the time they place their order for advertising.

•

Generation of Advertisements. Upon entering into an agreement with an advertising customer, an order (print or Internet) is digitally created at the point of sale. We collaborate with our customers to deliver the appropriate creative solutions for their advertising through our consultative selling process, and supported and executed through our in-house graphics designers. Our proprietary technology supports our end-to-end processes to allow the order to flow from the point of sale to the final stages of production with very little human intervention other than the creative advertisement development process.

•	Advertising Manufacturing. The selling of advertisements typically ceases one month prior to print publication, at which time we do not accept additional customer requests for advertising. Once the selling cycle is complete, final directory compilation commences. This includes finalizing artwork, proofing and pagination of the directory. When the composition of the directory is finalized, we deliver the directory pages to a third party printer in an electronic format. Internet advertisement fulfillment is a continuous process that typically results in online ads fulfilled on a prescribed online product production schedule.

•	Printing. We use two outside contractors, R.R. Donnelley & Sons Company (“Donnelley”) and Quebecor World Directory Sales Corporation (“Quebecor”), for the printing of our directories. In addition, Dex Media has purchase contracts with two paper suppliers, Nippon Paper Industries USA, Co., Ltd. (formerly Daishowa America Co., Ltd.) (“Nippon”) and Norske Skog Canada (USA), Inc. (“Norske”), for the paper needed for the pages of our directories and with one paper supplier, Spruce Falls, Inc. (“Spruce Falls”), for the paper needed for the covers of our directories. The time required to print a directory depends on its size and may be as long as one month.

•	Transportation. We use Matson Integrated Logistics (“Matson”) to manage the logistics of transporting our printed directories from our printers to our distributor.

•	Distribution. We aim to deliver our directories to all of the residential and business customers within the geographical areas for which we produce/scope directories. This is accomplished by breaking the market coverage into delivery routes very similar to postal routes to ensure a widely distributed product available to all customers. We use Product Development Corporation (“PDC”) for the distribution of our directories. Distribution begins as soon as the first completed directories are printed. Depending on the circulation and size of a directory, distribution averages from two to four weeks.

Paper is our principal raw material. Substantially all the paper that we use (other than for covers) is supplied by Nippon and Norske. Pursuant to Dex Media’s agreements with Nippon and Norske, they are obligated to provide up to 60% and 40% of our annual paper requirements, respectively. Prices under the two agreements are negotiated each year based on prevailing market rates and are subject to certain price escalation limits. For the year ended December 31, 2004, paper costs were 3.7% of revenue and 12.4% of cost of revenue (in each case excluding the effects of purchase accounting). If, in a particular year, the parties to one of the agreements are unable to agree on repricing, either party may terminate the agreement. Dex Media’s contracts with Nippon and Norske expire on December 31, 2009 and December 31, 2008, respectively. Pursuant to the agreement between Spruce Falls and Dex Media, Spruce Falls is required to provide 100% of our annual cover stock paper requirements. Although the amount of future price increases are specified in the agreement, if Spruce Falls and Dex Media are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

All our directories are printed by Donnelley and Quebecor. In general, Donnelley prints our larger, higher-circulation directories and Quebecor prints those directories that are smaller and have a more limited circulation. We do not guarantee any minimum volume in our agreements with Donnelley and Quebecor. Dex Media’s contract with Donnelley allows for prices to be adjusted annually on a formula based on changes to the consumer price index. The contracts with Donnelley and Quebecor expire on December 31, 2011 and July 30, 2008, respectively.

Nearly all copies of our directories are distributed by PDC. Although prices under Dex Media’s agreement with PDC are fixed, they may be renegotiated under some circumstances, such as new service specifications or to match more favorable prices offered by PDC to other customers. The contract with PDC expires on May 31, 2009. We rely on Matson to manage the logistics of transporting our printed directories from our printers’ locations to PDC. The contract with Matson expires on December 31, 2008.

Billing and Credit Control

Because most directories are published on 12-month cycles and we bill most of our advertising customers over the course of that 12-month period, we often effectively extend credit to our customers, many of which are small or medium-sized businesses with default rates that usually exceed those of larger businesses. Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs. Because we do not usually enter into contracts with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance. For the year ended December 31, 2004, bad debt expense for all of our customers amounted to 2.4% of revenue, excluding the effects of purchase accounting. We attempt to improve collection of accounts receivable by conducting initial credit checks of new advertisers under certain circumstances, reducing the time taken to resolve billing inquiries and, where appropriate, requiring personal guarantees from business owners. We check all new orders from existing advertisers for payments that are past due to us prior to publishing the new order. When applicable, based on credit policy, we use both internal and external data to decide whether to extend credit to an advertiser. In some cases, where appropriate, we may also require the advertiser to prepay part or all of the amount of its order. Beyond efforts under certain circumstances to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage with customers concerning payment obligations.

We entered into a billing and collection services agreement with Qwest upon the consummation of the Acquisitions, which was renewed effective November 1, 2004. See “Agreements Between Us, Dex Media East and/or Dex Media and Qwest” in this Item 1.

Agreements Between Us, Dex Media East and/or Dex Media and Qwest

In connection with the Acquisitions, we, Dex Media East and Dex Media entered into a number of contractual agreements with Qwest. Certain of these agreements are summarized below.

•	Publishing Agreement. Pursuant to a publishing agreement, Qwest granted us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex West States in which Qwest provides local telephone service. This agreement granted us the right to identify ourselves (including on our web sites) as Qwest’s exclusive official directory publisher for its legally required directories, as well as certain other directories in Qwest’s service areas in the Dex West States. This agreement will remain in effect for 50 years from November 8, 2002 and will automatically renew for additional one year terms unless either Qwest or we provide 12 months’ notice of termination.

•	Non-Competition and Non-Solicitation Agreement. Under a non-competition and non-solicitation agreement, Qwest agreed, for a period of 40 years after November 8, 2002, not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex West States in which Qwest provides local telephone service directed primarily at customers in those geographic areas. Under this agreement, for a period of two years after November 8, 2002, we, on the one hand, and Qwest, on the other hand, agreed not to solicit any of the other’s employees or to induce one another’s employees to terminate their relationship with the other. In addition, Qwest agreed not to solicit or hire any members of our senior management team for the same two-year time period.

•	Billing and Collection Services Agreement. Pursuant to a billing and collection services agreement (which was renewed effective November 1, 2004), Qwest will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed with respect to our directory services by our accounts that are also Qwest local telephone customers. In 2004, Qwest billed approximately 40% of our local revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 60% directly. Qwest bills the account on the same billing statement on which it bills the customer for local telephone service. We have developed and continue to maintain the ability to transition from the Qwest billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

•	Intellectual Property Contribution Agreement. Pursuant to an intellectual property contribution agreement, Qwest assigned, in certain cases, and licensed, in other cases, to Dex Media the Qwest intellectual property used in the Qwest directory services business. Dex Media currently owns all of Qwest’s former right, title and interest in certain Dex trademarks, including DEX®, and specific Internet domain names. Dex Media also owns specific patents and other intellectual property of Qwest Dex previously owned by Qwest and used in the directory services business, as well as all of Qwest’s former right, title and interest in registered copyrights for printed directories in the Qwest service areas in the Dex States and certain non-public data created by Qwest Dex regarding advertising customers in the Dex States.

•	Master Telecommunications Commitment Agreement. Under a master telecommunications commitment agreement, we must purchase from Qwest and its affiliates, on an exclusive basis, those telecommunications services and products that we use from time to time. Our obligation to purchase such telecommunications services from Qwest is subject to Qwest’s ability to offer pricing and service terms that are not, in the aggregate, materially less favorable than the terms generally available in the market to us from other telecommunications services providers that are nationally or regionally recognized as being highly reputable. Furthermore, Qwest is required to offer the telecommunications services to us on terms and conditions that are no less favorable than the terms and conditions that Qwest provides similar services, at similar volumes and for similar time periods, to other customers in the applicable service area. The term of the master telecommunications commitment agreement extends until November 8, 2017.

•	Trademark License Agreement. Pursuant to a trademark license agreement, Qwest licensed to us the right to use the QWEST DEX® and QWEST DEX ADVANTAGE® marks until November 2007 in connection with directory products and related marketing materials in the Dex West States. Qwest also licensed to us the right to use these marks in connection with DexOnline.com, our directory web site. Each of these licenses is generally exclusive for a period of time with respect to the sale of directory products consisting principally of listings and classified advertisements directed primarily at customers in the geographic areas in the Dex West States in which Qwest provides local telephone service. We may terminate this agreement upon 30 days notice and Qwest may terminate this agreement in the event of an uncured material breach by us. In addition, this agreement may terminate if we cease using the licensed trademarks for a substantial period of time, or if the publishing agreement terminates before the expiration of the five-year term of this agreement.

•	Advertising Commitment Agreement. Pursuant to an advertising agreement, Qwest agreed to purchase an aggregate of $20 million of advertising per year through 2017 from Dex Media East and/or Dex Media West. In the event that Qwest purchases more than $20 million of advertising from Dex Media East and/or Dex Media West in any one year, up to $5 million of the excess will be carried over to the subsequent year’s minimum advertising purchase requirement. The pricing will be on terms at least as favorable as those offered to similar large customers.

•

List License Agreements. Under a license agreement for the use of directory publisher lists and directory delivery lists, Qwest granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in the agreements. We may use the listing information solely for publishing directories and the delivery information solely for delivering directories. Such agreement will be in effect until September 2006 and is subject to automatic renewal for additional 18-month terms until either Qwest or we terminate the agreement by providing 18 months’ notice. The publishing agreement, however, requires Qwest to continue to license the listing and delivery information to us for as long as the publishing agreement is in effect. Pursuant to a license agreement for the expanded use of subscriber lists, Qwest granted to us a non-exclusive, non-transferable restricted license of listing information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in such agreement. We may use this information for the sole purpose of reselling the information to third party entities solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and for our use in direct marketing activities undertaken on behalf of third parties. Such agreement will be in effect until November 2007, subject to automatic renewal for additional one-year terms until either Qwest or we terminate such agreement by providing six months’ notice.

Competition

The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the Internet, billboards, direct mail and other yellow pages directory publishers. There are a number of independent directory publishers, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd., with which we compete in one or more of the Dex West States. In addition, we compete with other directory publishers in some of our markets, including Verizon Communications Inc. We compete with these publishers on value, quality, features and distribution. In the Dex West States, our competitors publish and deliver approximately 282 directories. Our two largest competitors are Yell Group and Verizon. On average, there are two to three competing directories (including Dex Media West) in each of our local markets.

In connection with the Acquisition, we became party to a publishing agreement and a non-competition and non-solicitation agreement with Qwest. Under the publishing agreement, we are the exclusive official publisher of directories for Qwest within the Dex West States. The publishing agreement expires on November 7, 2052 and will automatically be renewed for additional one-year periods unless either party terminates the contract upon 12 months’ written notice. Acting as the exclusive official publisher of directories for the incumbent telephone company provides us with an advantage over our independent competitors due to recognition of our brands, higher usage of our directories by end users and our long-term relationships with our advertising customers. Under our non-competition and non-solicitation agreement with Qwest, which remains in effect until November 7, 2042, Qwest has agreed not to compete with us in the directory publication business in the Dex West States.

Although advertising on the Internet still represents only a small part of the total local advertising market, it has become increasingly important as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. We compete directly through our Internet-based directory, DexOnline.com, with the Internet directories of the independent and RBOC publishers. In addition, we compete with other Internet sites providing classified directory information, such as yellowpages.com, Switchboard.com, Citysearch.com and Lawyers.com, and with search engines and portals, such as Yahoo!, Google, MSN, AOL and others, some of which have entered into distribution agreements with us and with other major directory publishers.

Intellectual Property

Dex Media owns and licenses a number of patents, copyrights and trademarks in the United States. The only trademark we consider material to our operations is the DEX® trademark, which is owned by Dex Media and is used by Dex Media, Dex Media East and us. We do not consider any individual patent or other trademark to be material to our operations. We believe that the phrase “yellow pages” and the walking fingers logo are in the public domain in the U.S.

Employees

As of December 31, 2004, Dex Media employed approximately 2,700 employees, of which approximately 67% were represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the International Brotherhood of Electrical Workers (the ”IBEW”), which covered approximately 29% of our unionized workforce as of December 31, 2004, expires in May 2006. Our collective bargaining agreement with the Communications Workers of America (the “CWA”), which covered approximately 71% of our unionized workforce as of December 31, 2004, expires in October 2006. As of January 1, 2004, Dex Media Service LLC, a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, employed all of our non-senior management employees and makes them available to Dex Media East and Dex Media West. Dex Media Service LLC was formed as a bankruptcy-remote entity pursuant to the terms of Dex Media West’s credit facilities and Dex Media East’s credit facilities in order to mitigate the risk of not having available to Dex Media West or Dex Media East the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy. Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West.

Our Sponsors

Carlyle is a global private equity firm with approximately $25 billion under management. Carlyle invests in buyouts, venture, real estate, leveraged finance, and turnarounds in North America, Europe, and Asia, focusing on aerospace & defense, automotive & transportation, consumer & retail, energy & power, healthcare, industrial, technology & business services, and telecommunications & media. Since 1987, the firm has invested $12 billion of equity in 350 transactions.

Founded in 1979, WCAS is the largest private equity investor in the information & business services, healthcare and communications industries, with over $12 billion of capital under management.

For additional information regarding the Sponsors, see “Risk Factors—We are controlled by Carlyle and WCAS, whose interests may not be aligned with stockholders’ interests” in this Item 1.

Web Site Access

You may obtain free electronic copies of our annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at www.dexmedia.com/investors/overview.html, under the heading “SEC Filings – Dex Media West.” These reports are available on such web site as soon as reasonably practicable after we electronically file them with the SEC.

Risk Factors

You should carefully consider the risks described below as well as the other information contained in this annual report and Dex Media’s annual report on Form 10-K for the year ended December 31, 2004. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The loss of any of our key agreements with Qwest could have a material adverse effect on our business.

In connection with the Acquisitions, we, Dex Media East and Dex Media entered into several agreements with Qwest, including a publishing agreement, a non-competition agreement and billing and collection services agreement. In addition, Dex Media has a hosting agreement with Qwest. Under the publishing agreement, we are the exclusive official publisher of directories for Qwest in the Dex West States until November 7, 2052. We believe that acting as the exclusive official publisher of directories for the incumbent telephone company provides us with a competitive advantage. Under the non-competition agreement, Qwest agreed until November 7, 2042 not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex West States in which Qwest provides local telephone service that are directed primarily at customers in those geographic areas. Under the billing and collection services agreements, as amended, Qwest has agreed until December 31, 2008 to continue to bill and collect, on behalf of Dex Media West, amounts owed by our accounts, which are also Qwest local telephone customers, for our directory services. In 2004, Qwest billed approximately 40% of our local revenue on our behalf as part of Qwest’s telephone bill and held these collections in joint accounts with Qwest’s own collections. Under the hosting agreement, Qwest has agreed until October 1, 2009 to provide dedicated hosting services, including backup and recovery of data hosted on our servers in Qwest’s data centers. The termination of any of these agreements or the failure by Qwest to satisfy its obligations under these agreements could have a material adverse effect on our business. See “Agreements between Us, Dex Media East and/or Dex Media and Qwest” in this Item 1.

Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow. Accordingly, we cannot assure you that Qwest will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest, and Qwest’s ability to provide the services under those agreements, could be adversely impacted. For example:

•	Qwest, or a trustee acting on its behalf, could seek to reject our agreements with Qwest as “executory” contracts under U.S. bankruptcy law, thus allowing Qwest to avoid its obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on our business.

•	Qwest could seek to sell certain of its assets, including the assets relating to Qwest’s local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our publishing agreement and non-competition agreement with Qwest.

•

We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements 10 times per month for each state in the Dex West States summarizing the amounts due us and purchases our accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us. Qwest has completed the preparation of its billing and collection system so that we will be able to transition from the Qwest billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so. See “Agreements between Us, Dex Media East and/or Dex Media and Qwest—Billing and Collection Services Agreement” in this Item 1.

We operate in the competitive directory advertising industry.

The U.S. directory advertising industry is competitive. There are a number of independent directory publishers, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd., with which we compete in one or more of the Dex West States. In addition, we compete with other directory publishers in some of our markets, including Verizon Communications Inc., and these other directory publishers could elect to publish directories in the future in any of our markets in which they do not currently publish directories. For example, new competitive directories were introduced in 7 of our top 10 markets in 2004. In the Dex West States, our competitors publish and deliver approximately 282 directories. Our two largest competitors are Yell Group and Verizon. On average, there are two to three competing directories (including Dex Media West) in each of our local markets. Through our Internet-based directory, DexOnline.com, we compete with these publishers and with other Internet sites providing classified directory information, such as Switchboard.com, yellowpages.com, Citysearch.com and Lawyers.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into distribution agreements with us and with other major directory publishers. We cannot assure you that we will be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising in the future. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates. The effect of competition and the current economic cycle on our revenue, excluding the effects of purchase accounting, can be seen in the decreasing revenue growth trend, on a combined revenue basis, of 2.3%, 2.0% and 0.9% in 2002, 2003 and 2004, respectively. We expect that competition will continue to impact future revenue growth. In addition, we compete against other media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising, and we cannot assure you that we will be able to compete successfully against these and other media for such advertising.

The Telecommunications Act of 1996 effectively opened local telephone markets to increased competition. Consequently, there can be no assurance that Qwest will remain the dominant local telephone service provider in its local service area. If Qwest were no longer the dominant local telephone service provider in its local service area, we may not realize some of the anticipated benefits under our publishing agreement with Qwest, which could have a material adverse effect on our business.

We could be materially adversely affected by declining usage of printed yellow pages directories.

We believe that overall usage of printed yellow pages directories in the United States and in the Dex West States declined by a compound annual rate of approximately 2% between 1998 and 2003. Notwithstanding these declines in usage, we have been able to increase our annual revenue in recent years through, among other things, increases in our advertising prices and new product offerings and enhanced features such as color advertisements and awareness products. There can be no assurance that usage of our print yellow pages directories will not continue to decline at the existing rate or more severely. In addition, there can be no assurance that we will be able to continue to increase prices or increase revenues from new product offerings and enhanced features. Any declines in usage could impair our ability to maintain or increase our advertising prices, cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that the decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directory, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our printed directories, or a combination of them, could impair our directory services revenue and have a material adverse effect on our business.

Qwest, the former owner of our business, is the subject of ongoing investigations by the SEC and the U.S. Attorney’s office.

On March 8, 2002, Qwest, the former owner of our business, received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain of its accounting practices. On April 3, 2002, the SEC issued an order authorizing a formal investigation of Qwest. The matters under investigation include, among others, the revenue recognition practices of Qwest Dex. In addition, two former Chief Executive Officers (one of whom is our current Chief Executive Officer) and two former Chief Financial Officers (one of whom is our current Vice President, Financial Planning and Analysis) of Qwest Dex were subpoenaed in August 2002 and have provided documents and testimony to the SEC. In the investigation, the SEC may issue additional subpoenas seeking documents and/or testimony from other current and former Qwest Dex employees. On October 21, 2004, without admitting or denying the allegations in the SEC’s complaint, Qwest consented to the entry of a judgment enjoining it from violating the antifraud, reporting, books and records, internal control, proxy and securities registration provisions of the federal securities laws. As part of the judgment, Qwest agreed to pay a civil penalty of $250.0 million and $1.00 disgorgement. The SEC is continuing its investigation of Qwest’s financial reporting. We cannot assure you that the SEC investigation will not result in any further enforcement action against Qwest Dex, its employees or those of our employees who were formerly employees of Qwest Dex.

In addition, on July 9, 2002, Qwest was informed by the U.S. Attorney’s Office for the District of Colorado that it had begun a criminal investigation of Qwest. Although the U.S. Attorney’s Office has not disclosed the subject matter of the investigation, it has indicated that it is investigating the matters under inquiry in the SEC investigation. It is not clear whether this investigation involves the business or management of Qwest Dex’s directory business (other than its former revenue recognition policy under the point of publication method) or employees who historically worked for the Qwest Dex business, most of whom are now our employees. We do not have any knowledge that former employees of Qwest Dex are the subject of the U.S. Attorney’s investigation. None of the former employees of Qwest Dex have informed us that they are the targets of the U.S. Attorney’s investigation or have been contacted by the U.S. Attorney’s office in connection with the investigation. Although we acquired only the assets of the Qwest Dex business located in the Dex West States and not the Qwest Dex corporate entity and we did not assume in the Acquisition any liabilities relating to the SEC or the U.S. Attorney’s Office investigations, there can be no assurances that these investigations or other investigations will not have a material adverse effect on our business.

Our business could suffer if there is a prolonged economic downturn.

We derive our revenue from the sale of advertising in our directories. Our advertising revenue, as well as those of yellow pages publishers in general, generally does not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business.

Our dependence on third-party providers of printing, distribution and delivery services could materially adversely affect us.

We depend on third parties for the printing and distribution of our directories. Dex Media has contracts with two companies, Donnelley and Quebecor, for the printing of our directories, which expire on December 31, 2011 and July 30, 2008, respectively. Because of the large print volume and specialized binding of directories, there are only a small number of companies in the printing industry that could service our needs. Accordingly, the inability or unwillingness of Donnelley or Quebecor to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business.

Dex Media has a contract with a single company, PDC, for the distribution of our directories. This contract expires on May 31, 2009. There are only a small number of companies that could service our distribution needs. Accordingly, the inability or unwillingness of PDC to provide distribution services to us on acceptable terms or at all could have a material adverse effect on our business. Dex Media has a contract with Matson to provide logistical support and to transport our printed directories from our printers’ locations to PDC. This contract expires on December 31, 2008. We rely on Matson’s services extensively for our transportation and logistical needs, and only a small number of companies could service our transportation needs. Accordingly, any disruptions in the services provided to us by Matson or by a third party upon termination of the contracts with Matson could have a material adverse effect on our business.

Fluctuations in the price or availability of paper could materially adversely affect us.

The principal raw material that we use is paper. For the year ended December 31, 2004, paper costs equaled 3.7% of our revenue and 12.4% of our cost of revenue, excluding the effects of purchase accounting. All of the paper that we use is supplied by two companies: Nippon and Norske. Pursuant to Dex Media’s agreements with Nippon and Norske, they are obligated to provide up to 60% and 40% of our annual paper requirements, respectively. Prices under the two agreements are set each year based on prevailing market rates. If, in a particular year, the parties to either of the agreements are unable to agree on repricing, either party may terminate the agreement. The contract with Nippon expires on December 31, 2009 and the contract with Norske expires on December 31, 2008. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls. Pursuant to an agreement between Spruce Falls and Dex Media, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, Spruce Falls and we are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

We do not engage in hedging activities to limit our exposure to paper price increases. The price of paper may fluctuate significantly in the future. Changes in the supply of or demand for paper could affect delivery times and prices. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business. See Item 7—”Management’s Narrative Analysis of Results of Operations—Results of Operations.”

We could be materially adversely affected by turnover among sales representatives or loss of key personnel.

We depend on our ability to identify, hire, train and retain qualified sales personnel. Non-management personnel providing services to us are currently employed by Dex Media Services LLC (a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media) and are made available to us and Dex Media East. A loss of a significant number of experienced sales representatives would likely result in fewer sales of advertising in our directories and could materially adversely affect our business. We expend significant resources and management time in identifying and training our sales representatives. Our ability to attract and retain qualified sales personnel depends, however, on numerous factors, including factors that we cannot control, such as conditions in the local employment markets in which we operate. We cannot assure you that we will be able to hire or retain a sufficient number of sales representatives to achieve our financial objectives.

Furthermore, we depend on the continued services of key personnel, including George Burnett, our President and Chief Executive Officer, Robert M. Neumeister, Jr., our Executive Vice President and Chief Financial Officer, Marilyn B. Neal, our Executive Vice President and Chief Operating Officer, and other members of our senior management and regional sales management personnel. Senior management personnel providing services to us are currently employed by Dex Media and made available to us and Dex Media East. Each of these shared executives must divide his or her time, effort and resources between Dex Media East and us. Consequently, the executives may not be able to devote their full attention to our business. Although we believe that we could replace our key employees within a reasonable time should the need arise, the loss of key personnel could have a material adverse effect on our business.

We may be materially adversely affected by our practice of extending credit to small and medium-sized businesses.

For the year ended December 31, 2004, approximately 83% of our total revenue, excluding the effects of purchase accounting, was generated through the sale of advertising to local businesses, which are generally small and medium-sized businesses. In the ordinary course of our directory operations, we extend credit to these advertising customers for advertising purchases. Full collection of delinquent accounts can take many months or may never occur. For the year ended December 31, 2004, bad debt expense for all of our accounts amounted to approximately $22.5 million, or 2.4% of our revenue, excluding the effects of purchase accounting. Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than do larger businesses. Consequently, although we attempt to mitigate exposure to the risks that result from extending credit to small and medium-sized businesses through credit screening and the collection of advance payments under certain circumstances, we cannot assure you that we will not be materially adversely affected by our practice of extending credit to small and medium-sized businesses.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

Approximately 14% of our total revenue for the year ended December 31, 2004, excluding the effects of purchase accounting, was derived from the sale of advertising to national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertising in several of the directories that we publish. In order to sell advertising to these accounts, we contract with approximately 160 CMRs, which are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs whom we do not control. In particular, we rely on one of our CMRs, TMP Worldwide Inc. (“TMP”), whose billings were approximately 28% (excluding Qwest) of our revenue for the year ended December 31, 2004, excluding the effects of purchase accounting. Although we believe that our relationship with TMP is mutually beneficial and that those CMRs with whom we have existing relationships or other third parties could service our needs if TMP were unable or unwilling to provide its services to us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of TMP or the other CMRs with whom we contract could harm our ability to generate revenue from our national accounts and could materially adversely affect our business.

We may be subject to work stoppages, which could increase our operating costs and disrupt our operations.

As of December 31, 2004, approximately 67% of our workforce was represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the IBEW, which covered approximately 29% of our unionized workforce as of December 31, 2004, expires in May 2006. Our collective bargaining agreement with the CWA, which covered approximately 71% of our unionized workforce as of December 31, 2004, expires in October 2006. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.

Future changes in Qwest’s directory publishing obligations in the Dex West States may increase our costs.

Pursuant to the publishing agreement, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex West States where it provides local telephone service as the incumbent service provider. If the staff of a state public utility commission in a Dex West State were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one-half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

Our conversion to the Amdocs software system may disrupt our operations or we may not be able to realize the improvement in our operational efficiency and the associated cost savings.

We are in the process of migrating from our legacy process management infrastructure to Amdocs, an industry-standard software system. The conversion from our existing software system to the Amdocs software system is complicated and is expected to take several months for us to fully complete in all of the Dex West States. During the conversion, we may experience a disruption to our business, including our ability to fully bill and/or collect from our customers. We cannot assure you that any disruption caused by the conversion to the Amdocs software system will not materially adversely affect our business or that we will be able to realize the anticipated cost savings as result of our conversion to Amdocs. In addition, if we are unable to convert to the Amdocs software system, we will be unable to fully implement our segmented pricing strategy.

We are controlled by Carlyle and WCAS, whose interests may not be aligned with yours.

As of March 1, 2005, Carlyle and WCAS owned approximately 51.9% of Dex Media’s common stock. The Sponsors have the power to control our affairs and policies. The Sponsors also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have the authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of the Sponsors could conflict with your interests. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of the outstanding shares of Dex Media’s common stock, they will continue to be able to strongly influence or effectively control our decisions.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company. As of December 31, 2004, our total indebtedness was $2,920.8 million, including $1,474.0 million of indebtedness under our credit facility, $385.0 million of 8½% senior notes, $300.0 million of 5 7/8% senior notes and $761.8 million of 9 7/8% senior subordinated notes. For the year ended December 31, 2004, our ratio of total indebtedness to stockholders’ equity was 2.8 to 1.0. This level of indebtedness could have important consequences, including the following:

•	our indebtedness limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a substantial portion of our indebtedness bears interest at floating rates;

•	our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our indebtedness may make us more vulnerable to a downturn in our business or the economy;

•	the debt service requirement of our indebtedness may could make it more difficult for us to make payments on all our indebtedness;

•	a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks described above.

Although covenants under our credit facility and the indentures governing our 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes limit our ability and the ability of our future restricted subsidiaries to incur additional indebtedness, the terms of our credit facility and such indentures permit us to incur significant additional indebtedness in the future if conditions are satisfied. As of December 31, 2004, we had $100.0 million available for additional borrowing under our revolving credit facility.

Restrictive covenants in our credit facility and the indentures governing our notes may restrict our ability to pursue our business strategies.

Our credit facility and the indentures governing our 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes limit our ability, among other things, to:

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments or investments;

•	sell assets, including capital stock of future restricted subsidiaries;

•	agree to payment restrictions affecting our future restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all our assets;

•	enter into transactions with our affiliates;

•	incur liens;

•	designate any of our future subsidiaries as unrestricted subsidiaries; and

•	enter into new lines of business.

In addition, our credit facility includes other and more restrictive covenants and prohibits us from prepaying our other indebtedness while indebtedness under our credit facility is outstanding. The agreement governing our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our credit facility and the indentures governing our outstanding 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our credit facility. If a default occurs, the lenders under our credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or prevent us from making payments on our 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes, either of which could result in an event of default under such notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit facility will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our credit facility, our 8 1/2% senior notes, our 9 7/8% senior subordinated notes and our 5 7/8% senior notes were to be accelerated, we can make no assurances that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next 12 months.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot make any assurances that we will be able to refinance any of our indebtedness, including our credit facility or our notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

Risks Related to Our Parent

Dex Media, our indirect parent, depends on dividends from us and Dex Media East to meet debt service and repayment obligations relating to its outstanding notes. If we and/or Dex Media East are not able to pay dividends to Dex Media in an amount necessary to meet Dex Media’s debt service and repayment obligations relating to its outstanding notes, Dex Media may be forced to seek protection under U.S. bankruptcy laws, which could materially adversely affect us.

As of December 31, 2004, Dex Media, our indirect parent, had approximately $1,046.0 million in aggregate principal amount of outstanding notes. Dex Media has no operations of its own and derives all of its cash flow and liquidity from us and Dex Media East. As of December 31, 2004, Dex Media East had indebtedness of $1,760.5 million, consisting principally of $969.3 million of indebtedness under its senior secured credit facility, $450.0 million of 9 7/8% senior notes and $341.3 million of 12 1/8% senior subordinated notes. At that time, Dex Media East had approximately $99.1 million of additional borrowing availability under its senior secured credit facility. Dex Media depends on dividends from us and Dex Media East to meet its debt service and repayment obligations. Beginning on May 15, 2009, in order to enable Dex Media to meet this debt service obligation, we and Dex Media East currently expect to increase our semiannual dividends to Dex Media by approximately $19.6 million and $14.2 million, respectively, for total semiannual dividends of approximately $31.2 million and $22.6 million, respectively.

The terms of our credit facility and Dex Media East’s credit facility, the indentures governing our 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes and various other restrictions significantly restrict us and Dex Media East from paying dividends and otherwise transferring assets to Dex Media. If we and/or Dex Media East are not able to pay dividends to Dex Media in an amount necessary to meet Dex Media’s debt service and repayment obligations relating to its outstanding notes, Dex Media may be forced to seek protection under U.S. bankruptcy laws, which could materially adversely affect us. In that event, Dex Media and/or the bankruptcy court may decide to sell us and/or Dex Media East to a third party, which, among other things, could incrementally increase our cost of operations. An incremental cost to our cost of operations could materially adversely affect us.

ITEM 2. PROPERTIES

We lease all our facilities. Our headquarters are located at 198 Inverness Drive West, Englewood, Colorado. Dex Media East subleases this facility from Qwest. The lease covering this facility expires on October 31, 2008 and Dex Media East has the option to renew it for one additional five-year term. We have co-occupancy rights with Dex Media East for these headquarters. We also have significant operations at our facilities located at 10200 SW Greenburg Road, Portland, Oregon, which we lease from a third party. The lease covering this facility expires on June 30, 2006, and we have the option to renew it for five years. We operate from approximately 28 other facilities and, in the aggregate, utilize over 360,000 square feet (excluding the sublease for 198 Inverness Drive West).

ITEM 3. LEGAL PROCEEDINGS

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

In addition, we are exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. Although to date we have not had notice of any material claims relating to defamation or breach of privacy claims, we may be party to litigation matters that could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Securities of Dex Media West

All our limited liability company interests are held by Dex Media West, Inc. All of Dex Media West, Inc.’s outstanding common stock is owned by Dex Media.

There is no established trading market for the equity securities of Dex Media West or Dex Media West, Inc. Dex Media’s common stock is traded on the New York Stock Exchange under the symbol “DEX.” Trading of Dex Media’s common stock commenced on July 22, 2004, following completion of the Dex Media IPO. Prior to that date, there was no public market for Dex Media’s common stock.

Dividends

During 2004, Dex Media West declared distributions in an aggregate amount of $27.5 million to Dex Media West, Inc., which amount was ultimately paid to Dex Media. In November 2003, Dex Media West declared a distribution of $11.8 million to Dex Media West, Inc., which was ultimately paid to Dex Media.

The covenants under our credit facility and the indentures governing our 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes restrict our ability to pay dividends on our common equity.

Securities Authorized for Issuance Under Equity Compensation Plans

Dex Media West has no compensation plans under which its equity securities are authorized for issuance.

Sales of Unregistered Equity Securities

During the year ended December 31, 2004, Dex Media West did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instructions I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Pursuant to General Instructions I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following management’s narrative analysis of results of operations.

EXECUTIVE OVERVIEW

Our Company

We are the exclusive publisher of the “official” yellow pages and white pages directories for Qwest in the following states where Qwest is the primary incumbent local exchange carrier: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming. We have been publishing directories for over 100 years. Our contractual agreements with Qwest grant us the right to be the exclusive incumbent publisher of the “official” yellow pages and white pages directories for Qwest in the Dex West States until November 2052 and prevent Qwest from competing with us in the directory products business in the Dex West States until November 2042.

We are the largest directory publisher in the Dex West States and, collectively with Dex Media East, are the fourth largest directory publisher in the U.S. In 2004, we published 120 directories and printed approximately 25.1 million copies of these directories for distribution to virtually all business and residential consumers throughout the Dex West States. In addition, our Internet-based directory, DexOnline.com, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based directories and CD-ROM. The majority of our advertising customers are small and medium-sized local businesses and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage versus most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2004, we generated approximately 98% of our total revenue, excluding the effects of purchase accounting, from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue, excluding the effects of purchase accounting. For the year ended December 31, 2004 and the Combined Year 2003, we generated $879.4 million and $844.2 million in revenue, respectively. Excluding the effects of purchase accounting, as described in this Item 7—“Management’s Narrative Analysis of Results of Operations,” we generated $926.2 million and $918.0 million in revenue for the year ended December 31, 2004 and the Combined Year 2003, respectively. For complete information concerning our financial performance, see Item 8—“Financial Statements and Supplementary Data.”

Background

The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the consummation of the Acquisition on September 9, 2003. We have operated as a stand-alone company since the Acquisition. The Acquisition was accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date. For purposes of comparison and analysis in this annual report, we have provided the Combined Year 2003 results, which include the effects of purchase accounting. We believe this provides additional financial information about our results and is important to a reader’s understanding of Dex Media West’s future operations due to the Acquisition. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) due to the change in basis of our assets that resulted from the Acquisition.

The discussion and analysis of historical Predecessor periods does not reflect the significant impact that the Acquisition has had on us, including significantly increased leverage and liquidity requirements. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the Item 1—“Business—Risk Factors” and in Item 1—“Business—Risk Factors” in Dex Media’s annual report on Form 10-K for the year ended December 31, 2004. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the section entitled Item 1—”Business—Risk Factors,” and the consolidated financial statements and related notes included elsewhere in this annual report and the section entitled Item 1—“Business—Fisk Factors” in Dex Media’s annual report on Form 10-K for the year ended December 31, 2004.

Upon consummation of the Acquisition, Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly owned subsidiary of Dex Media, Dex Media Service LLC (“Service Co.”). Effective January 1, 2005, certain employees of Service Co. were transferred to Dex West.

As a result of our conversion to the Amdocs software system (discussed below), certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Stand-Alone Company

Our Predecessor historically operated as the directory business of Qwest Dex in the Dex West States and not as a stand-alone company. The combined financial statements included in this annual report for the period from January 1 to September 9, 2003 and the year ended December 31, 2002 (the “Predecessor Financial Statements”) have been derived from the historical financial statements of Qwest Dex and include the activities of Qwest Dex for business conducted in the Dex West States prior to the Acquisition. To prepare the Predecessor Financial Statements prior to November 8, 2002, the date of the acquisition of Dex East, management of Qwest Dex either specifically identified, assigned or apportioned all revenue and expenses of Qwest Dex to either Dex East or Dex West. Whenever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. Substantially all of the Predecessor’s revenue and cost of revenue have been directly assigned on a directory-by-directory basis. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on revenue and/or cost causative relationships to the account balance being apportioned. These specific identifications, assignments and apportionments are believed to be reasonable; however, the resulting amounts could differ from amounts that would have been determined if the Predecessor had operated on a stand-alone basis. Note 3(t) to our consolidated financial statements included in this annual report sets forth additional information regarding such identifications, assignments and apportionments. Because of the Predecessor’s relationship with Qwest Dex as well as Qwest and its other affiliates, the Predecessor’s historical results of operations and cash flows are not necessarily indicative of what they would have been had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the combined statements for the period from January 1 to September 9, 2003 are not indicative of our future results of operations and cash flows.

Historically, the Predecessor reimbursed Qwest for services it and its affiliates provided to Dex West based upon either: (i) tariffed or negotiated contract rates; (ii) market prices; or (iii) fully distributed costs (“FDC”). FDCs include costs associated with employees of Qwest or Qwest affiliates that were entirely dedicated to functions within Dex West, many of whom became employees of Dex Media East upon consummation of the Acquisition and subsequently were transferred to Service Co. on January 1, 2004. Such fully distributed employee costs were paid by Dex West through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Dex West based upon presentation of periodic billings from Qwest or affiliates of Qwest. The allocation methodologies are consistent with the guidelines established for Qwest reporting to federal and state regulatory bodies. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses that we have incurred as an independent entity.

After the Acquisition, Qwest continued to provide to us certain services that it had historically provided to the Predecessor, including information technology, finance, real estate, and human resource services. Qwest rendered such services pursuant to a transition services agreement. We terminated the transition services agreement with Qwest as of December 31, 2003 and since such date have procured such services internally or through arrangements with third parties.

Results of Operations

Overview

Our consolidated financial statements included in this annual report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we determine that the publication dates of certain directories published will be extended. These extensions are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect for additional periods related to directory extensions and under the deferral and amortization method of accounting, our related cost of revenue is amortized over the extended estimated useful life of the directory. As a result, the extensions made through December 31, 2004 did not have a significant impact on our results of operations for the year ended December 31, 2004 or the period from September 10 to December 31, 2003, and are not expected to have a material effect on revenue or cost of revenue in future periods.

Certain prior period amounts discussed in the following section have been reclassified to conform to the 2004 presentation.

Revenue

We derive virtually all our revenue from the sale of bundled print and Internet directory advertising, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were lower than they would otherwise have been had the Acquisition not occurred because the Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Acquisition were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment was to reduce revenue and related costs that would have otherwise been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to September 2004. This purchase accounting adjustment was non-recurring and had no impact on cash flows.

We enter into transactions, such as exclusivity arrangements, sponsorships and other media access transactions, where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. Such transactions were not significant to our financial results for the year ended December 31, 2004 and for the Successor Period or for the Predecessor Period or for the year ended December 31, 2002. The revenue from such transactions for the year ended December 31, 2004 represented less than 1% of total revenue for the year and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.

In certain cases, we enter into agreements with customers that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Cost of revenue

We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

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

General and administrative expense

Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, pension and other post-retirement benefits, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. Prior to the Dex Media IPO, general and administrative expense also included a $2.0 million aggregate annual advisory fee payable to the Sponsors. In connection with the Dex Media IPO, we made a lump sum payment of $10.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. All our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense included the costs of other services that were shared among Qwest affiliates. After the Acquisition, Qwest continued to provide to us certain services including information technology, finance, real estate and human resource services. Such services rendered by Qwest pursuant to a transition services agreement. We terminated such transition services agreements with Qwest as of December 31, 2003, and we now incur these costs directly. Our general and administrative expense has increased as a stand-alone company.

Income Tax Provision

We account for income taxes under the asset and liability method of accounting. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability, and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

Items Affecting Comparability Between Periods

Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were approximately $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to the balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to September 2004. This purchase accounting adjustment is non-recurring and has no historical or future cash impact.

Dex West financial information for the period prior to the consummation of the Acquisition on September 9, 2003 reflects a historic basis of accounting. Financial information for the period subsequent to the consummation of the Acquisition reflects a purchase accounting basis of accounting. As a result of the differing bases of accounting, the financial information for these respective periods are not comparable.

Upon the consummation of the Acquisition, we became a stand-alone company. Operating as a separate entity from Qwest would have increased our costs for the Predecessor Period. In addition, we have incurred incremental pension and benefit costs as a stand-alone entity. The increase in pension costs includes the elimination of pension credits included in Dex West’s historical results related to Qwest’s over-funded pension plan, from which Dex Media West does not benefit Additionally, we have incurred increased employee benefit costs due to our separation from Qwest’s larger employee base. Other additional incremental costs relate primarily to post-retirement pension and other post-employment medical benefits, and to employee medical insurance and other employee related benefits. In addition, we paid an annual advisory fee of $2.0 million to the Sponsors. In connection with the Dex Media IPO, the annual advisory fees payable under the management consulting agreements with the Sponsors were terminated. An aggregate of approximately $1.0 million and $0.5 million of these management fees are reflected in our historical financial data for the year ended December 31, 2004 and for the period from September 10 to December 31, 2003, respectively, not including the $10.0 million fee paid in 2004 to terminate the annual fees payable under these agreements. Future stand-alone costs incurred are unpredictable due to various factors.

Historically, we have been included in the consolidated federal income tax returns filed by Qwest. We have had an informal agreement with Qwest pursuant to which we were required to compute our provision for income taxes on a separate return basis and pay to, or receive from, Qwest the separate U.S. federal income tax return liability or benefit so computed, if any. For federal income tax purposes, the Acquisition is treated as an asset purchase and we generally have a tax basis in the acquired assets equal to the purchase price. As a result, for tax purposes, we are able to depreciate assets, primarily intangibles, with a higher tax basis after the consummation of the Acquisition. These step-ups in tax basis for intangibles, which will be amortized over 15 years, should significantly reduce our cash income taxes over that period.

In connection with the Acquisition, we incurred substantial indebtedness. As a result, we incur significant interest expense and we have significant repayment obligations. The interest expense relating to this debt adversely affects our net income.

Combined Results of Operations

The Year Ended December 31, 2004 compared to the Combined Year Ended December 31, 2003

We have provided the following combined results of Dex Media West and Dex West for the year ended December 31, 2003 because: (i) we believe that such financial information is important to an investor’s understanding of the impact of the Acquisition on Dex Media West’s future financial results and (ii) Dex Media West and Dex West were under common management for all periods presented. The financial information for the combined year ended 2003 includes the financial information of Dex Media West for the period from September 10 to December 31, 2003 and Dex West for the period from January 1 to September 9, 2003. Because our relationship with Qwest Dex Holdings and Qwest Dex, as well as Qwest and its other affiliates, changed as a result of the Acquisition, we expect that our cost structure will change from that reflected in our historical results of operations, including the combined results of operations that follows. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, this presentation is not in accordance with generally accepted accounting principles and the periods presented are not comparable due to the change in basis of assets that resulted from the Acquisition.

The results of operations below include the purchase accounting effects on revenue and cost of revenue related to the acquisition of Dex West on September 9, 2003 and therefore the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 7 and the discussion below for detail regarding the effects of these adjustments.

	Dex Media West		Predecessor
(Dollars in thousands)	Year ended December 31, 2004	Period from September 10 to December 31, 2003	Period from January 1 to September 9, 2003	Combined Year 2003
Revenue:
Local directory services	$763,243	$202,904	$521,066	$723,970
National directory services	96,479	4,046	94,349	98,395

Total directory services	859,722	206,950	615,415	822,365
Other revenue	19,709	7,047	14,745	21,792

Total revenue	879,431	213,997	630,160	844,157
Cost of revenue	265,430	63,661	193,282	256,943

Gross profit	$614,001	$150,336	$436,878	$587,214
Gross margin	69.8%	70.3%	69.3%	69.6%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$138,186	$45,299	$74,241	$119,540

Revenue

Total revenue increased by $35.3 million or 4.2%, to $879.4 million for the year ended December 31, 2004 from $844.2 million for the Combined Year 2003. Total revenue for the year ended December 31, 2004 and the Combined Year 2003 was $46.8 million and $73.8 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total revenue increased $8.2 million, or 0.9% to $926.2 million for the year ended December 31, 2004. Total revenue, excluding the effects of purchase accounting, included $906.5 million in directory services revenue and $19.7 million in revenue for all other products for the year ended December 31, 2004.

Total directory services revenue, which consists of local and national directory services revenue, increased $37.4 million, or 4.5% to $859.7 million for the year ended December 31, 2004 from $822.4 million for the Combined Year 2003. Total directory services revenue for the year ended December 31, 2004 and the Combined Year 2003 was $46.8 million and $73.8 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, total directory services revenue increased $10.3 million, or 1.1% to $906.5 million for the year ended December 31, 2004.

Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. We anticipate that our average standard rates will increase approximately 0.5% during 2005. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Improvements in product mix and pricing are among the multiple factors that contributed to the changes in directory services revenue.

Local directory services revenue increased $39.3 million, or 5.4%, to $763.2 million for the year ended December 31, 2004 compared to $724.0 million for the Combined Year 2003. Local directory services revenue for the year ended December 31, 2004 and the Combined Year 2003 was $9.6 million and $37.1 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, local directory services revenue increased $11.7 million, or 1.5% to $772.8 million for the year ended December 31, 2004. Local directory services revenue, excluding the effects of purchase accounting, accounted for 83.4% and 82.9% of revenue for the year ended December 31, 2004 and the Combined Year 2003, respectively.

Revenue from national advertisers decreased $1.9 million, or 1.9%, to $96.5 million for the year ended December 31, 2004, as compared to $98.4 million for the Combined Year 2003. Revenue from national advertisers for the year ended December 31, 2004 and the Combined Year 2003 was $37.2 million and $36.7 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, revenue from national advertisers decreased $1.4 million, or 1.0%. Revenue from national advertisers excluding the effects of purchase accounting, for the year ended December 31, 2004 accounted for 14.4% of revenue as compared to 14.7% for the Combined Year 2003.

Other revenue decreased by $2.1 million, or 9.6%, to $19.7 million for the year ended December 31, 2004 from $21.8 million for the Combined Year 2003. In 2004, we substantially reduced the number of products offered in our direct marketing services product line which represented $1.4 million of the decline between periods.

Cost of Revenue

Cost of revenue recognized was $265.4 million for the year ended December 31, 2004 compared to $256.9 million for the Combined Year 2003. Recognized cost of revenue for the year ended December 31, 2004 and the Combined Year 2003 was $10.5 million and $21.1 million lower, respectively, than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting, cost of revenue recognized decreased $2.1 million, or 0.8% to $275.9 million for the year ended December 31, 2004. Cost of revenue recognized, excluding the effects of purchase accounting, represented 29.8% of revenue for the year ended December 31, 2004, compared to 30.3% of revenue for the Combined Year 2003.

For the year ended December 31, 2004 and for the Combined Year 2003, we incurred costs subject to deferral and amortization of $277.7 million and $269.7 million, respectively. The increase in incurred costs during 2004 is primarily due to increased on-going support costs related to our new production system. The increase also includes $9.8 million in costs incurred when publication schedules of eight directories were shifted from December 2003 to the first quarter of 2004. This increase was partially offset by $0.9 million in costs not incurred in 2004 when the publication schedule of one directory was shifted from December 2004 to the first quarter of 2005.

Employee costs incurred decreased by $8.1 million, or 6.4%, to $119.2 million for the year ended December 31, 2004 from $127.3 million for the Combined Year 2003. The decrease is a result of changes to sales incentives and a reduction in the number of employees.

Direct costs of publishing incurred, which primarily include paper, printing and distribution, increased $9.9 million, or 11.4% to $96.9 million for the year ended December 31, 2004 from $87.0 million for the Combined

Year 2003. The increase includes $7.1 million in costs incurred in 2004 when the publication schedules of eight directories were shifted from December 2003 to the first quarter 2004. This was partially offset by $0.6 million in costs not incurred in 2004 when the publication schedule of one directory was shifted from December 2004 to the first quarter 2005.

Contracting and professional fees incurred increased $10.5 million to $16.5 million for the year ended December 31, 2004 from $6.0 million for the Combined Year 2003. The increase is primarily due to training expenditures and on-going support related to our new production system.

Other costs of revenue incurred, which primarily includes systems expense, national commissions, and office and facilities expense was $45.1 million for the year ended December 31, 2004 compared to $49.4 million for the Combined Year 2003.

Gross Profit

Our gross profit was $614.0 million for the year ended December 31, 2004 compared to $587.2 million for the Combined Year 2003. Excluding the effects of purchase accounting, gross profit for the year ended December 31, 2004 and the Combined Year 2003 was $650.3 million and $640.0 million, respectively. Gross margin, excluding the effects of purchase accounting, increased to 70.2% for the year ended December 31, 2004 from 69.7% for the Combined Year 2003.

General and Administrative Expense

General and administrative expense, excluding depreciation and amortization, increased $18.6 million, or 15.6%, to $138.2 million for the year ended December 31, 2004 from $119.5 million for the Combined Year 2003. The increase was primarily due to a non-recurring fee paid in connection with the Dex Media IPO and increases in employee costs, advertising expense and contracting and professional fees offset by decreases in bad debt expense and other general and administrative expense.

Employee costs increased $11.2 million, or 43.4%, to $37.0 million for the year ended December 31, 2004 from $25.8 million for the Combined Year 2003, respectively. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages increased $4.7 million, or 28.7%, to $21.1 million for the year ended December 31, 2004 from $16.4 million for the Combined Year 2003. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest. Prior to 2004, the functions of information technology, finance, real estate, and human resource services were provided primarily by Qwest pursuant to the transition services agreement and were included in other general and administrative expense as transition fee services subsequent to September 9, 2003. These services were provided by Qwest as affiliate services prior to September 9, 2003. We terminated this transition services agreement as of December 31, 2003; since that date, we have procured such services internally or from third parties. Benefits increased $3.3 million, or 48.5%, to $10.1 million for the year ended December 31, 2004 from $6.8 million for the Combined Year 2003. This increase is primarily due to higher costs of medical benefits in 2004 and to the absence of pension credits in 2004 related to Qwest’s over-funded pension plan from which benefits were recognized in 2003. Other employee costs were $5.8 million and $2.6 million for the year ended December 31, 2004 and for the Combined Year 2003, respectively. The increase in other employee costs is primarily related to accrued costs of $3.9 million related primarily to the planned workforce reduction as a result of the efficiencies expected to be gained by the replacement of our core production platform with technology from Amdocs.

Advertising expense increased $5.3 million, or 35.1%, to $20.4 million for the year ended December 31, 2004 from $15.1 million for the Combined Year 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the Dex trademark and product offerings, which may be obtained from our advertisers in exchange for our publication of the advertisement in our directories. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 2.2% for the year ended December 31, 2004 compared to 1.6% for the Combined Year 2003.

Contracting and professional fees increased $3.8 million, or 17.1%, to $26.0 million for the year ended December 31, 2004 from $22.2 million for the Combined Year 2003. The increase is primarily due to on-going support related to our new production system.

Bad debt expense decreased $4.9 million, or 17.8%, to $22.5 million for the year ended December 31, 2004 from $27.4 million for the Combined Year 2003. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.4% for the year ended December 31, 2004 compared to 3.0% for the Combined Year 2003. The decrease in bad debt expense is primarily a result of improved and accelerated collection efforts on local advertiser accounts combined with higher expense in the Combined Year 2003 relating to the bankruptcy of a specific CMR.

In connection with the Dex Media IPO, we paid $5.0 million to each of our two Sponsors to eliminate the $2.0 million aggregate annual advisory fee payable under the management consulting agreements. This non-recurring termination fee was not incurred in the Combined Year 2003. The annual advisory fee paid in prior periods is included in contracting and professional fees.

All other general and administrative expense, decreased $6.7 million, or 23.1%, to $22.3 million for the year ended December 31, 2004 from $29.0 million for the Combined Year 2003. For the Combined Year 2003, other general and administrative expense included charges from Qwest, including finance, human resources, real estate and information technology with the costs of such expenses incurred directly in salaries and wages for the year ended December 31, 2004.

The consolidated results of operations for the year ended December 31, 2004 include the results of operations for Dex Media West subsequent to the Acquisition, whereas the consolidated results of operations for the year ended December 31, 2003 do not include the results of Dex West prior to the Acquisition. Consequently, the results of operations for the periods presented in the financial statements are not comparable. As such, we have provided a comparison of the year ended December 31, 2004 to the combined year ended December 31, 2003 in the previous section. In addition and as described further below, in connection with the Acquisition, we acquired intangible assets subject to amortization and incurred significant indebtedness.

Amortization of Intangibles

In connection with the Acquisition, we recorded significant intangible assets at the date of Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the year ended December 31, 2004 and the period from September 10 to December 31, 2003, we recognized $231.3 million and $75.7 million, respectively, in amortization expense related to our identifiable intangible assets.

Interest Expense

We incurred significant indebtedness in connection with the Acquisition. As such, interest expense subsequent to and prior to the Acquisition are not comparable. We recognized interest expense of $222.0 million and $70.5 million for the year ended December 31, 2004 and the period from September 10 to December 31, 2003, respectively. Interest expense for the year ended December 31, 2004 includes $33.0 million of amortization of deferred financing costs and $1.8 million of early redemption premium paid to redeem a portion of our senior subordinated notes.

Income Taxes

Statement of Financial Accounting Standards (“SFAS”) No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of

December 31, 2004 and 2003 we have recorded $15.7 million and $17.7 million of deferred income tax assets resulting primarily from net operating loss carryforwards of $110.6 million and $98.9 million, offset by other temporary differences, respectively. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Material Trends, Known Facts and Uncertainties

Directory Services Revenue

For the year ended December 31, 2004, approximately 98% of our revenue, excluding the effects of purchase accounting, came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROM. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.

While we do not believe there has been any material change in our advertiser account renewal rate, we are unable to report our 2004 renewal rate due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

Segmented Pricing

We are beginning to institute a more sophisticated segmented pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention ultimately improving revenue growth as we better align our pricing with our customers’ perception of value.

Competition

The U.S. directory advertising industry continues to be very competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex West States. On average, there are two to three competing directories (including Dex Media West) in each of our local markets. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates. The effect of competition and the current economic cycle on our revenue, excluding the effects of purchase accounting, can be seen in the decreasing revenue growth trend, on a combined revenue basis, of 2.3%, 2.0% and 0.9% in 2002, 2003 and 2004, respectively.

Through our Internet-based directory, DexOnline.com, we compete with these publishers and with other Internet sites providing search and classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail for business advertising.

Internet

We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory, DexOnline.com, which is the number one rated IYP site as of December 31, 2004 in the Dex States as reported by comScore. Additionally, the full roll-out of our SEM product, Dex Web Clicks, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices

Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon and Norske. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, during the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This may ultimately result in upward pressure on our paper prices.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for public companies for new awards granted and outstanding awards modified, repurchased or cancelled for periods beginning after June 15, 2005. The statement also requires that for outstanding options accounted for under APB No. 25 or SFAS No. 123, stock-based compensation expense be recognized in earnings for periods beginning after June 15, 2005 for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123. Based upon the options outstanding as of December 31, 2004, we have determined that the adoption of SFAS No. 123(R) will not have a material impact on our results of operations in 2005.

During December 2004, the FASB issued SFAS No. 152, ‘Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 152 to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-Term Debt

As of December 31, 2004, we had a total outstanding debt balance of $2,920.8 million comprised of $1,474.0 million of variable rate debt drawn under the secured credit facilities, $685.0 million of senior unsecured notes and $761.8 million of unsecured senior subordinated notes. The credit facilities were made up of $492.8 million of a Tranche A term loan maturing in September 2009 and $981.2 million of a Tranche B term loan maturing in March 2010. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loan and Tranche B term loan approximated fair values.

Dex Media West’s $385.0 million unsecured senior notes bear a fixed interest rate of 8.50% and matures in August 2010. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of such notes was $428.3 million at December 31, 2004.

Dex Media West’s $300.0 million unsecured senior notes bear a fixed interest rate of 5.875% and matures in November 2011. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of such notes was $298.5 million at December 31, 2004.

Dex Media West’s $761.8 million unsecured senior subordinated notes bear a fixed interest rate of 9.875% and matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $878.0 million at December 31, 2004.

Please refer to Note 6 in the accompanying consolidated financial statements for details on the required annual principal repayments on long-term debt.

Interest Rate Risk

As of December 31, 2004, we had no debt outstanding under our revolving credit facility, $492.8 million of debt outstanding under our Tranche A term loan facility and $981.2 million of debt outstanding under our Tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. During October 2004, we entered into four fixed interest rate swaps to mitigate the effects of increases in the interest rates associated with floating rate debt on the term loan facilities. The interest rate swaps have an aggregate notional amount of $300.0 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. During November 2004, we entered into an additional six floating interest rate swaps that effectively convert our fixed rate 5.875% senior notes to a floating rate. The interest rate swaps have an aggregate notional amount of $300.0 million, with a London Interbank Offering Rate (“LIBOR”) that resets semiannually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and expires in November 2011. Assuming we had incurred this level of borrowings and interest rate agreements on January 1, 2004 with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings and interest rate agreements, our interest expense for the year ended December 31, 2004 would have increased by $26.2 million, of which $11.3 million would have been related to the changes in the fair value of the swap agreements. We do not intend to use any financial derivative instruments for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2004 and 2003	49
Consolidated Statements of Operations for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003 and for the year ended December 31, 2002	50
Consolidated Statements of Cash Flows for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003 and for the year ended December 31, 2002	51
Consolidated Statements of Changes in Owner’s Equity for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003 and for the year ended December 31, 2002	53
Notes to Consolidated Financial Statements	54

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dex Media, Inc.:

We have audited the accompanying consolidated balance sheets of Dex Media West LLC (an indirect wholly-owned subsidiary of Dex Media, Inc.) and subsidiary (Successor) as of December 31, 2004 and 2003, and the consolidated statements of operations, cash flows and changes in owner’s equity for the year ended December 31, 2004 and for the period from September 10, 2003 to December 31, 2003 (Successor Period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dex Media West LLC and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the Successor Period in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(a) to the consolidated financial statements, effective September 9, 2003, Dex Media West LLC acquired from Qwest Communications International, Inc. the operations of Qwest Dex Holdings, Inc. and subsidiary in the states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (Dex West). As a result of the acquisition, the consolidated financial information of Dex Media West LLC for the period after the acquisition is presented on a different cost basis than that of Dex West for the periods before the acquisition and, therefore, is not comparable.

KPMG LLP

Denver, Colorado

March 24, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Qwest Communications International Inc.:

We have audited the accompanying combined statement of operations, changes in owner deficit and cash flows of the operations of Qwest Dex Holdings, Inc. (a Colorado corporation and wholly-owned subsidiary of Qwest Communications International Inc.) and subsidiary (Qwest Dex) in the states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming, hereinafter referred to as Dex West (as more fully described in Note 1) for the period from January 1, 2003 to September 9, 2003, and for the year ended December 31, 2002. These combined financial statements are the responsibility of Qwest Dex’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of Dex West’s operations and its cash flows for the period from January 1, 2003 to September 9, 2003, and for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

March 16, 2003

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,933	$4,658
Accounts receivable, net	48,109	53,114
Deferred directory costs	155,819	142,293
Current deferred taxes	5,265	3,876
Other current assets	7,259	5,461

Total current assets	225,385	209,402
Property, plant and equipment, net	50,721	38,016
Goodwill	2,190,715	2,198,586
Intangible assets, net	1,669,985	1,901,300
Deferred income taxes	10,438	13,778
Deferred financing costs	75,962	102,794
Other assets	1,636	2,955

Total Assets	$4,224,842	$4,466,831

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$9,398	$16,694
Amounts due to affiliate	30,022	28,554
Deferred revenue and customer deposits	111,068	68,232
Accrued interest payable	43,739	49,405
Current portion of long-term debt	84,302	20,178
Other accrued liabilities	8,295	6,113

Total current liabilities	286,824	189,176
Long-term debt	2,836,498	3,182,822
Amounts due to affiliate related to post-retirement and other post-employment obligations	42,252	35,519
Other liabilities	135	408

Total liabilities	3,165,709	3,407,925

Commitments and contingencies (Note 11)

Owner’s interest	1,084,327	1,086,714
Accumulated deficit	(25,194)	(27,808)

Total Owner’s Equity	1,059,133	1,058,906

Total Liabilities and Owner’s Equity	$4,224,842	$4,466,831

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Statements of Operations

(Dollars in thousands)

	Company		Predecessor
	Year Ended December 31, 2004	Period from September 10 to December 31, 2003	Period from January 1 to September 9, 2003	Year Ended December 31, 2002
Revenue	$879,431	$213,997	$630,160	$900,200
Operating Expenses:
Cost of revenue	265,430	63,661	193,282	281,754
General and administrative expense	105,638	36,927	55,175	62,416
Bad debt expense	22,548	8,372	19,066	31,307
Termination of annual advisory fees	10,000	—	—	—
Depreciation and amortization expense	18,625	4,992	8,153	15,934
Amortization of intangibles	231,315	75,700	—	—

Total operating expenses	653,556	189,652	275,676	391,411

Operating income	225,875	24,345	354,484	508,789
Other (income) expense:
Interest income	(671)	(685)	(2,336)	(1,486)
Interest expense	221,957	70,492	113,627	144,724
Other expense	23	—	—	—

Income (loss) before income taxes	4,566	(45,462)	243,193	365,551
Income tax provision (benefit)	1,952	(17,654)	91,441	138,208

Net income (loss)	$2,614	$(27,808)	$151,752	$227,343

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Company		Predecessor
	Year ended December 31, 2004	Period from September 10 to December 31, 2003	Period from January 1 to September 9, 2003	Year ended December 31, 2002
Operating activities:
Net income (loss)	$2,614	$(27,808)	$151,752	$227,343
Adjustments to net income (loss):
Bad debt expense	22,548	8,372	19,066	31,307
Depreciation and amortization expense	18,625	4,992	8,153	15,934
Amortization of intangibles	231,315	75,700	—	—
Amortization of deferred financing costs	33,022	5,944	46,219	7,073
Stock-based compensation expense	709	—	—	—
Loss on distribution of assets	31	—	—	1,000
Employee benefit expense	—	—	—	745
Deferred tax provision (benefit)	1,952	(17,654)	(1,570)	16,024
Contributions from Qwest in lieu of income taxes	—	—	79,412	122,184
Changes in operating assets and liabilities:
Accounts receivable	(17,543)	26,146	1,554	(58,570)
Deferred directory costs	(13,526)	(18,013)	3,577	5,747
Other current assets	(1,800)	(121)	(11,075)	(1,332)
Other long-term assets	1,310	—	—	—
Accounts payable and other liabilities	(3,027)	(5,493)	9,472	6,650
Accrued interest	(5,666)	49,406	6,680	—
Deferred revenue and customer deposits	47,210	67,655	(20,835)	8,134
Employee benefit plan obligations and other, net	—		6,362	(2,000)
Amounts due to affiliates	1,467	—	—	—
Other long-term liabilities	(273)	57	—	—
Amounts due to affiliate related to post-retirement and other post-employment benefits	6,734	1,741	—	—

Cash provided by operating activities	325,702	170,924	298,767	380,239

Investing activities:
Acquisition of Dex West	7,871	(4,290,104)	—	—
Payment of acquisition costs	—	(54,391)	—	—
Expenditures for property, plant and equipment	(7,724)	(1,415)	(11,446)	(15,639)
Capitalized software development costs	(23,628)	(8,973)	(4,404)	(5,213)

Cash used for investing activities	(23,481)	(4,354,883)	(15,850)	(20,852)

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(continued)

	Company		Predecessor
	Year ended December 31, 2004	Period from September 10 to December 31, 2003	Period from January 1 to September 9, 2003	Year ended December 31, 2002
Financing activities:
Proceeds from borrowings on revolving credit facility	23,000	—	—	(2,062,286)
Repayments of borrowings on revolving credit facility	(23,000)	—	768,187	—
Repayments on long-term debt	(582,200)	(175,000)	(750,000)	—
Proceeds from issuance of long-term debt	300,000	3,378,000	—	420,000
Payment of financing costs	(6,190)	(108,739)	—	(31,392)
Payment of debt commitment fees	—	(17,981)
Owner contributions	20,052	1,122,000	—	—
Owner distributions	(29,608)	(9,663)	—	—
Dividends paid to Qwest	—	—	(189,118)	—
Contributions from Dex Holdings, Inc.	—	—	—	1,411,244

Cash (used for) provided by financing activities	(297,946)	4,188,617	(170,931)	(262,434)

Cash and cash equivalents:
Increase	4,275	4,658	111,986	96,953
Beginning balance	4,658	—	161,338	64,385

Ending balance	$8,933	$4,658	$273,324	$161,338

Non-cash investing and financing activities:
Distribution payable to owner	$—	$(2,087)	$—	$—
Distribution to owner	—	(5,555)	—	—
Contribution from owner	4,374	—	—	—
Distribution of land and buildings	—	—	—	(21,778)
Non-cash equity transactions	—	—	(2,060)	—

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Statements of Changes in Owner’s Equity

(Dollars in thousands)

Company	Owner Interest	Accumulated Deficit	Total Owner’s Equity
Balance, September 10, 2003	$—	$—	$—

Capital contribution from Owner	1,122,000		1,122,000
Net loss		(27,808)	(27,808)
Distribution to Owner Comprehensive loss	(35,286)		(35,286)

Balance, December 31, 2003	1,086,714	(27,808)	1,058,906
Net income		2,614	2,614
Contribution from Owner	24,426		24,426
Distributions to Owner	(27,522)		(27,522)
Stock-based compensation expense	709		709

Balance, December 31, 2004	$1,084,327	$(25,194)	$1,059,133

Predecessor	Total Owner Deficit
Balance, December 31, 2001	$(1,886,312)
Net income	227,343
Contribution from Qwest in lieu of taxes	122,184
Contribution from Dex Holdings, Inc.	1,086,650
Non-cash distribution of assets to affiliate	(21,778)

Balance, December 31, 2002	(471,913)
Net income	151,752
Contribution from Qwest in lieu of taxes	79,412
Dividends paid to Qwest	(189,118)
Non-cash transactions with affiliates of Dex Holdings, Inc.	(2,060)

Balance, September 9, 2003	$(431,927)

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements

(1) Description of Business

(a) The Company

Dex Media West LLC (“Dex Media West” or the “Company”) is a subsidiary of Dex Media West, Inc. and an indirect wholly-owned subsidiary of Dex Media, Inc. (“Dex Media”). Dex Media West operates the directory business in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively the “Dex West States”).

The directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together the “Sponsors”). Dex Holdings was dissolved effective January 1, 2005.

In the first phase of the purchase, consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States (defined below) to Dex Media East LLC (“Dex Media East”). In the second phase of the purchase, consummated on September 9, 2003, (the “Acquisition”) Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States, to Dex Media West. Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota are collectively referred to as the “Dex East States”.

(b) Operations

The Company is the exclusive official directory publisher for Qwest Corporation, Qwest’s local exchange carrier (“Qwest LEC”), in the Dex West States, which is the primary local exchange carrier in most service areas within the Dex West States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex West States. The Company provides directory, and Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex West States through third-party vendors. The company operates as a single segment.

(c) Dex Media’s Initial Public Offering

Effective July 21, 2004, Dex Media consummated its initial public offering of common stock (the “Dex Media IPO”). Immediately prior to the Dex Media IPO, Dex Media completed a 10-for-1 split of all authorized shares of common stock. Share and per share data for all periods subsequent to September 9, 2003 have been restated to reflect the stock split. Part of the proceeds related to the Dex Media IPO were used to redeem $18.2 million of the Company’s senior subordinated notes on August 26, 2004 at a redemption price of 109.875% along with the accrued and unpaid interest. In connection with the Dex Media IPO, the Company paid $5.0 million to each of the Sponsors to eliminate the $2.0 million annual advisory fee payable under its management consulting agreements.

(d) Predecessor Business

The combined financial statements of the acquired business in the Dex West States prior to the September 9, 2003 acquisition date, referred to as “Dex West” or the “Predecessor,” represent a component of Qwest Dex and include the operating activities of Qwest Dex for the Dex West States. “Dex East” represents a component of

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Qwest Dex and includes the operating activities of Qwest Dex for the Dex East States. Dex East and Dex West are not separate legal entities but represent the business of Qwest Dex in or attributable to the Dex East States or the Dex West States, respectively.

(2) Basis of Presentation

(a) The Company

The accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the consolidated statements of operations, cash flows and owner’s equity, for the year ended December 31, 2004 and for the period from September 10 to December 31, 2003 reflect the consolidated financial position, results of operations, cash flows and owner’s equity of the Company from the date of acquisition and include all material adjustments required under purchase accounting. Dex West is considered the Predecessor to the Company. As such, the historical financial statements of Dex West are included in the accompanying consolidated financial statements, the combined statements of operations, cash flows, and owner’s deficit for the period from January 1 to September 9, 2003 and the year ended December 31, 2002 (collectively, the “Predecessor Financial Statements”). The Predecessor Financial Statements have not been adjusted to give effect to the Acquisition. As such, the consolidated financial statements of the Company after the Acquisition are not comparable to the Predecessor Financial Statements prior to the Acquisition.

(b) The Predecessor

The accompanying Predecessor Financial Statements include the activities of Qwest Dex for business conducted in the Dex West States. To prepare these combined financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenue and expenses of Qwest Dex prior to November 8, 2002 (the date of the acquisition of Dex East) to either Dex East or Dex West and believe such specific identifications, assignments or apportionments were reasonable; however, the resulting amounts could differ from amounts that would have been determined if Dex East and Dex West operated on a stand-alone basis. Because of Dex East’s and Dex West’s relationship with Qwest Dex as well as Qwest and its other affiliates, revenue and expenses are not necessarily indicative of what they would have been had Dex East and Dex West operated without the shared resources of Qwest and its affiliates. Accordingly, these combined financial statements are not necessarily indicative of future results of operations.

(3) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of Dex Media West and its wholly-owned subsidiary, Dex Media West Finance Co. All intercompany balances and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements—(Continued)

(c) Revenue Recognition

The sale of advertising in printed directories published by the Company and the Predecessor is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery.

The Company and formerly its Predecessor publish white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such extensions did not have a significant impact on the Company’s results of operations for the year ended December 31, 2004 or for the period from September 10 to December 31, 2003. For the year ended December 31, 2004 and for the period from September 10 to December 31, 2003, the Company published 120 and 35 directories, respectively. For the period from January 1 to September 9, 2003 and the year ended December 31, 2002, the Predecessor published 77 and 121 directories, respectively.

The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s financial results for the year ended December 31, 2004 and for the period from September 10 to December 31, 2003.

In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

(d) Cost of Revenue

The Company and the Predecessor account for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives, which act as the Company’s channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(e) Deferred Revenue

Deferred revenue represents amounts billed and advance payments received from customers that have not yet been recognized as revenue.

(f) Deferred Directory Costs

Deferred directory costs represent costs incurred in the production of directories prior to publication and incurred costs for directories that have been delivered that have not yet been recognized as cost of revenue. Deferred directory costs are amortized ratably to cost of revenue over the life of each directory beginning in the month of delivery.

(g) Advertising Costs

Costs related to advertising are expensed as incurred. Advertising costs of $20.4 million and $8.3 million for the year ended December 31, 2004 and for the period from September 10 to December 31, 2003 are included in general and administrative expense in the Company’s consolidated statement of operations. Advertising costs of $6.8 million and $3.0 million for the period from January 1 to September 9, 2003 and for the year ended December 31, 2002, respectively, are included in general and administrative expense in the Predecessor’s combined statements of operations.

(h) Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents. In the Predecessor periods, Dex West considered all obligations to affiliates not settled on a quarterly basis to be financing activities for purposes of the statement of cash flows.

(i) Accounts Receivable

The Company has a billing and collection agreement with Qwest LEC. Under that agreement, certain receivables are billed and collected by Qwest LEC on behalf of the Company for customers common between the Company and Qwest LEC within the Dex West States. Qwest LEC purchases these accounts receivable from the Company on a full recourse basis, and as such, the Company continues to include its portion of any related bad debt reserves in its consolidated balance sheets.

The Company reports its accounts receivable at the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for Company billed local trade receivables is estimated based upon a combination of historical experience or actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables includes specifically identified uncollectible accounts. Receivables are charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges are recorded as a reduction of bad debt expense.

For accounts receivable purchased by Qwest LEC, the Company uses a rolling 12-month average of write-offs compared to the prior 12 months of billings to estimate the necessary allowance for doubtful accounts. When a receivable is deemed to be uncollectible, the Company reduces its receivable against the allowance for doubtful

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

accounts. Any recoveries of amounts previously charged against the allowance for doubtful accounts are recorded as a reduction of bad debt expense.

The Company charges a percentage finance charge on certain past due trade receivables. For local accounts receivables, the Company does not recognize finance charges until the cash is collected from the customer. For national accounts receivable, the Company recognizes finance charges when billed. At December 31, 2004, $2.3 million of national accounts receivable past due 90 days or more were accruing finance charges.

The following table presents a breakdown of accounts receivable balances (in thousands):

	December 31,
	2004	2003
Trade accounts receivable	$52,981	$52,404
Amounts due from Qwest related to purchased receivables	7,588	5,193
Amounts due from Qwest and its affiliates	—	6,413
Less: allowance for doubtful accounts	(12,460)	(10,896)

Accounts receivable, net	$48,109	$53,114

	Balance at Beginning of Period	Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Predecessor:
Year ended December 31, 2002	$13,208	$31,307	$(31,703)	$12,812
Period from January 1, 2003 to September 9, 2003	12,812	19,066	(18,416)	13,462

Successor:
Period from September 10, 2003 to December 31, 2003	$13,462	$8,372	$(10,938)	$10,896
Year ended December 31, 2004	10,896	22,548	(20,984)	12,460

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

(j) Property, Plant and Equipment

Assets acquired as part of the Acquisition were recorded at fair value as of the acquisition date and are amortized over their remaining useful life. For assets purchased after the Acquisition, property, plant and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in other (income) expense.

(k) Computer Software

Internally used software, whether purchased or internally developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to seven years. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Use,” certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that those modifications enable the software to perform tasks that it was previously incapable of performing. Software maintenance and training costs are expensed in the period in which they are incurred. Gross computer software costs of $49.4 million and $18.8 million at December 31, 2004 and 2003, respectively, are included in property, plant and equipment. Amortization of capitalized computer software costs totaled $12.7 million, $3.3 million, $3.8 million and $4.0 million for the year ended December 31, 2004, for the period from September 10 to December 31, 2003, from January 1 to September 9, 2003 and the year ended December 31, 2002, respectively.

(l) Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from six to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. The carrying values of deferred financing costs in the accompanying consolidated balance sheets at December 31, 2004 and 2003 were $76.0 million and $102.8 million, respectively.

(m) Identifiable Intangibles and Long-Lived Assets

The impairment of identifiable intangibles and long-lived assets is assessed whenever events or changes in circumstances indicate that their carrying value may not be recoverable through expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying value of the asset, the asset is written down to its estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

(n) Goodwill and Intangible Assets

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and identifiable intangible assets and liabilities acquired from Qwest Dex on September 9, 2003, the date of the Acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Intangible assets acquired include trademarks, customer relationships, non-compete/publishing agreements and an advertising agreement. The acquired Dex trademark is a perpetual asset and not subject to amortization. Annual amortization for customer relationships is calculated using a declining method in relation to the estimated retention periods of the acquired customers. Other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from four to 39 years.

The Company’s policy is to evaluate the carrying value of goodwill and identified intangibles not subject to amortization at the end of the third quarter of each fiscal year. Under SFAS No. 142, impairment of goodwill and indefinite-lived intangibles may exist if the carrying value of the reporting unit to which they are allocated

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

exceeds the fair value of the reporting unit. The Company has one reporting unit and therefore compares the carrying value of the Company to its fair value. Fair value of the Company is estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

In accordance with SFAS No. 144, the Company assesses its intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company evaluates at least annually the assumptions utilized by the independent specialist at the time of the Acquisitions to determine the initial value and useful life of the intangible assets to determine if any events or changes in circumstances have occurred that might have caused the intangible assets to be impaired.

If a triggering event occurs, the Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

As of December 31, 2004, the Company does not believe any impairment of goodwill or other identified intangible assets has occurred.

(o) Stock-Based Compensation

Company

The Company accounts for the Stock Option Plan of Dex Media, Inc., and the Dex Media, Inc. 2004 Incentive Award Plan as more fully described in Note 8(b), under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Had the Company accounted for employee stock options grants under the minimum value method for options issued prior to Dex Media becoming a publicly-traded company and the fair value method after Dex Media became a publicly traded company and both of which are prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the year ended December 31, 2004 and for the period from September 10 to December 31, 2003 would have been as follows (in thousands):

	Year Ended December 31, 2004	Period from September 10 to December 31, 2003
Net Income (Loss)
As reported	$2,614	$(27,808)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	427	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(668)	(77)

Pro forma	$2,373	$(27,885)

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Predecessor

Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex West for the period from January 1 to September 9, 2003 and for the year ended December 31, 2002 would have been as follows (in thousands):

	Period from January 1 to September 9, 2003	Year Ended December 31, 2002
Net Income
As reported	$151,752	$227,343
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(887)	(1,370)

Pro forma	$150,865	$225,973

(p) Derivative Instruments and Hedging Activities

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS Nos. 133, 138 and 149 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is executed, the Company may designate the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or forecasted transaction (cash-flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is expired, sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent changes in the fair value are reported in earnings as a component of interest expense.

(q) Income Tax Provision

The Company is included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s indirect parent. Although the Company is a single member limited liability company and is disregarded as a taxable entity for income tax purposes, the Company calculates income taxes as if it filed a tax return on a stand-alone basis.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

(r) Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short-term nature. The carrying value of the Company’s variable-rate long-term debt approximates fair value because the related interest rates reset to current market rates on a short-term basis. The fair value of the Company’s fixed-rate long-term debt is estimated by the current market price as provided by a third party investment bank as of December 31, 2004.

(s) Reclassifications

Certain prior period amounts have been reclassified to conform to the 2004 presentation.

(t) Predecessor Financial Statements

In order to divide the Qwest Dex consolidated financial statements between Dex East and Dex West, it was necessary for Qwest Dex management to make certain assignments and apportionments. Wherever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate and as discussed in further detail below. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on a revenue and/or cost causative relationship to the account balance being apportioned. The following is a more detailed description of the primary bases for these assignments and apportionments of Qwest Dex accounts between Dex East and Dex West.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Statements of operations:

Revenue—(i) specifically identified by state and by directory and (ii) for other revenue that was not state-specific, amounts were apportioned based upon the relative percentage of Qwest Dex’s directory services revenue for the respective periods presented.

Cost of revenue—specifically identified by state and by directory.

General and administrative—apportioned primarily based on relative cost of revenue.

Bad debt expense—specifically identified based on customer specific information and association with a specific state or directory.

Depreciation and amortization expense—computed using historical depreciation rates applied to property, plant and equipment balances.

Interest income—apportioned based upon relative cash and cash equivalents.

Interest expense and interest expense, affiliate—computed using historical interest rates and average apportioned outstanding short-term borrowings from affiliate balances.

Other expense (income)—apportioned based upon relative EBITDA (for gains and losses on investments) and relative property, plant and equipment balances (for losses on sales of equipment) for the appropriate periods.

Provision for income taxes—specifically determined using the overall effective tax rate considering the states included in each stated geographic area for each period.

All significant intercompany amounts and transactions have been eliminated.

(u) New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for public companies for new awards granted and outstanding awards or modified, repurchased or cancelled after June 15, 2005. The statement also requires that for outstanding options accounted for under APB No. 25 or SFAS No. 123, stock-based compensation expense be recognized in earnings for periods beginning after June 15, 2005 for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

calculated under SFAS 123. Based upon the options outstanding as of December 31, 2004, the Company has determined that the adoption of SFAS No. 123(R) will not have an impact on the Company’s results of operations in 2005.

During December 2004, the FASB issued SFAS No. 152 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 152 to have a material impact on the Company’s financial statements.

(4) Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of December 31, 2004 and 2003 (dollars in thousands):

		December 31,
	Estimated lives	2004	2003
Computers and equipment	3-7 years	$16,069	$11,729
Leasehold improvements	5 years	642	476
Capitalized software	18 months-7 years	49,375	18,794
Furniture and fixtures	7 years	993	1,834
Construction in progress	N/A	7,250	10,175

Gross property, plant and equipment		74,329	43,008
Less: accumulated depreciation		(23,608)	(4,992)

Net property, plant and equipment		$50,721	$38,016

Included in computers and equipment above are $0.6 million net book value of equipment obtained under capital lease agreements. The following are the future minimum lease payments required under these capital leases (in thousands):

2005	$439
2006	245
2007	15

Total lease obligation	699
Less: interest	(47)
Less: executory costs	(229)

Capital lease obligation	423
Less: current portion	(287)

Long-term capital lease obligation	$136

(5) Goodwill and Intangible Assets

The excess purchase price paid by the Company over its estimates of the fair value of the tangible assets and liabilities of Dex West related to the Acquisition was approximately $4,167.7 million ($2,190.7 million of

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

goodwill and $1,977.0 million of identifiable intangible assets). In order to determine an estimate of the fair value of identifiable intangible assets, the Company utilized an independent valuation specialist to assist in determining the amount at which an asset could be bought or sold between willing parties, other than in a forced liquidation sale. In its analysis, the specialist relied primarily on the market approach, whereby transactions in which similar assets are bought or sold are identified. Identifiable intangible assets, net of amortization totaled $1,670.0 million and $1,901.3 million at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, goodwill was decreased by the following purchase accounting adjustment (in thousands):

Balance at December 31, 2003	$2,198,586
Working capital adjustment	(7,871)

Balance at December 31, 2004	$2,190,715

The initial purchase price and fair value estimates recorded upon the September 9, 2003 Acquisition were adjusted upon settlement of the working capital adjustment with the seller in 2004 pursuant to the provisions of the Dex West Purchase Agreement.

The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets at the end of the third quarter of each fiscal year. Based upon the evaluation performed as of September 30, 2004, goodwill was determined not to be impaired at September 30, 2004. No events have occurred since the date of the Company’s evaluation that would indicate the Company’s goodwill and indefinite-lived intangible asset may be impaired as of December 31, 2004.

The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of December 31, 2004
Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Book Value	Life
Customer relationships—local	$890,000	$(227,181)	$662,819	20 years (1)
Customer relationships—national	252,000	(45,102)	206,898	25 years (1)
Non-compete/ publishing agreements	359,000	(12,019)	346,981	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(20,310)	44,690	4 years
Advertising agreements	26,000	(2,403)	23,597	14 years

Totals	$1,977,000	$(307,015)	$1,669,985

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2003
Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Book Value as of December 31, 2003	Life

Customer relationships—local	$890,000	$(56,411)	$833,589	20 years (1)
Customer relationships—national	252,000	(11,023)	240,977	25 years (1)
Non-compete/ publishing agreements	359,000	(2,860)	356,140	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(4,834)	60,166	4 years
Advertising agreements	26,000	(572)	25,428	14 years

Totals	$1,977,000	$(75,700)	$1,901,300

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired customers.

The determination of useful lives for customer relationships were made based on historical and expected customer attrition rates. Useful lives for non-compete/publishing agreements, the Qwest Dex Trademark agreement, and advertising agreements are based upon the remaining life of the related agreements.

Amortization expense relating to intangible assets for the year ended December 31, 2004 and the period September 10 to December 31, 2003, was $231.3 million and $75.7 million, respectively. Estimated amortization expense for the next five years and thereafter is (in thousands):

2005	$192,020
2006	160,455
2007	133,206
2008	99,006
2009	82,371
Thereafter	617,927

$1,284,985

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(6) Long-Term Debt

Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	As of December 31,
	2004	2003
Notes payable to banks, Tranche A Term Loan, bearing interest at adjusted London Interbank Offering Rate (“LIBOR”) plus the current applicable interest spread of 2.0% (weighted average of 4.43% at December 31, 2004), interest payable at various intervals based on interest periods, and principal payable quarterly beginning on June 30, 2005, maturing in September 2009. The notes are secured by substantially all of the Company’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value.	$492,848	$905,778

Notes payable to banks, Tranche B Term Loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 4.17% at December 31, 2004), interest payable at various intervals based on interest periods, and principal payable quarterly beginning on June 30, 2005, maturing in March 2010. The notes are secured by substantially all of the Company’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value.	981,152	1,132,222

Unsecured senior notes, bearing interest at 8.5%, interest payable semi-annually (February and August), principal due in August 2010. At December 31, 2004 the fair value of the notes was approximately $428.3 million.	385,000	385,000

Unsecured senior notes, bearing interest at 5.875%, interest payable semi-annually (May and November), principal due in November 2011. At December 31, 2004 the fair value of the notes was approximately $298.5 million.	300,000	—

Unsecured senior subordinated notes, bearing interest at 9.875%, interest payable semi-annually (February and August), principal due in August 2013. At December 31, 2004, the fair value of the notes was approximately $878.0 million.	761,800	780,000

	2,920,800	3,203,000
Less: current portion of long-term debt	(84,302)	(20,178)

	$2,836,498	$3,182,822

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004 aggregate amounts of required principal payments on long-term debt are as follows (in thousands):

2005	$84,302
2006	130,299
2007	152,326
2008	165,405
2009	726,992
Thereafter	1,661,476

$2,920,800

In connection with the Acquisition, the Company entered into a syndicated credit facility consisting of (i) a $100.0 million six year revolving credit facility, (ii) a $960.0 million six year term loan (Tranche A), and (iii) a $1,200.0 million six and a half year term loan (Tranche B). The entire proceeds from the Tranche A and Tranche B term loans along with $53.0 million from the revolving credit facility were used to finance the Acquisition. During the year ended December 31, 2004 and the period from September 10 to December 31, 2003 the Company repaid $582.2 million and $175.0 million, respectively, on Tranche A term loan, Tranche B term loan and senior subordinated notes. During the year ended December 31, 2004 the Company borrowed and repaid $23.0 million on the revolving credit facility. The $53.0 million from the revolving credit facility was repaid prior to December 31, 2003.

Interest rate periods under the bank facility can, at the option of the Company, be for various maturities, ranging from overnight up to six months, and are subject to interest rate options. The Company may request nine or 12 month maturities if, at the time of the borrowing, lenders agree to make such duration available. Interest rate periods greater than three months require quarterly cash interest payments. The interest rate options allow the Company to choose, each time floating interest rates are reset, a LIBOR-based rate or an Alternative Base Rate (“ABR”) which shall be the higher of the prime rate or Federal Funds rate plus 50 basis points. The current applicable interest rate spreads added to LIBOR-based borrowings are 2.0% for Tranche A term loan and revolving credit facility and 1.75% for Tranche B term loan. The current spreads on ABR borrowings are 1.0% for Tranche A term loan and revolving credit facility and 0.75% for Tranche B term loan. The Company is required to pay an annual revolving facility commitment fee of 0.375% (reduced from 0.5% when the credit facility was amended on June 11, 2004), payable quarterly, on the unused portion of the revolving credit facility. The Company expects to use the facility for general corporate purposes. As of December 31, 2004, there were no borrowings under the revolving credit facility. The interest rates on the Tranche A term loan and the revolving credit facility may be reduced depending on certain Company financial ratios. The Company paid interest and fees on the bank facility, senior notes, senior subordinated notes and settlements on the interest rate swap (as more fully discussed in Note 7) of $192.1 million for the year ended December 31, 2004. The Company paid interest and fees on the bank facility, senior notes and senior subordinated notes of $14.3 million for the period from September 10 to December 31, 2003.

In connection with the amendment and restatement of the Credit Agreement, the applicable margins on the revolving credit facility, Tranche A term loan and Trance B term loan have been reduced. The commitment fee on the unused portion of the revolving credit facility has been reduced to 0.375% from 0.5%. The reductions have been effective since June 11, 2004.

As discussed in Note 1(c), a portion of the net proceeds from the IPO was used to redeem $18.2 million of the Company’s senior subordinated notes at a redemption price of 109.875% plus accrued and unpaid interest.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

On November 24, 2004, the Company amended its credit facilities to, among other things, allow for a repricing of its Tranche B term loans on terms more favorable to the Company. In connection with the repricing, the Company and Dex Media West Finance Co. issued $300.0 million 5 7/8% senior notes due 2011. The Company used the gross proceeds of the offering to repay a portion of its Tranche A term loans under its credit facilities.

The Company entered into fixed interest rate swaps to mitigate the interest rate risk related to the credit facilities mentioned above. Refer to Note 7 for disclosure on these transactions.

The obligations under the Company’s revolving credit facility and term loan facilities are guaranteed jointly and severally by Dex Media West, Inc. and Dex Media West Finance Co. (“Credit Guarantors”). The Company and these entities are all under the common control of Dex Media. The Credit Guarantors shall be responsible for repaying these obligations in the event that the Company fails to perform under these facilities, although the Credit Guarantors had no independent assets or operations as of December 31, 2004.

The Company and Dex Media West Finance Co. (“Co-Issuer”) issued $1,465.0 million of senior notes and senior subordinated notes of which $1,446.8 million of principal is outstanding at December 31, 2004. The Co-Issuer shall be responsible for repaying these obligations in the event that the Company fails to perform under these notes, although the Co-Issuer had no independent assets or operations as of December 31, 2004.

The credit agreement related to the Company’s revolving credit facility and term loan facilities and the indentures related to the Company’s senior notes and senior subordinated notes contain various provisions that limit additional borrowings, capital expenditures, dividend payments and require the maintenance of certain financial covenants. As of December 31, 2004, the Company was in compliance with these covenants.

The Company registered its 8 1/2% senior notes and 9 7/8% subordinated senior notes with the Securities and Exchange Commission (“SEC”) through an exchange offer completed on June 20, 2004. The Company registered its 5 7/8% senior notes with the SEC through an exchange offer completed on March 8, 2005.

(7) Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. To meet this objective, management entered into four fixed interest rate swap agreements to manage fluctuations in cash flows resulting from adverse changes in interest rates on variable rate debt. The fixed interest rate swaps effectively change the variable-rate cash flow exposure on the debt obligations, to the extent of the notional amount of the swaps, to fixed cash flows. Under the terms of the fixed interest rate swaps, the Company receives fluctuating interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate interest payments.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. The Company maintains a risk management model to monitor interest rate cash flow risk attributable to both the Company’s outstanding debt obligations as well as the Company’s offsetting hedge positions. The risk management model involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

In October 2004, the Company entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on its term loan facilities. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. They have not been designated as hedging instruments and therefore report all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the year ended December 31, 2004, the Company recorded a gain of $2.2 million which has been recorded as a reduction to interest expense.

Management believes that it is prudent to strike a balance between the interest rate risk and the level of interest expense. To meet this objective, management entered into six floating interest rate swap agreements in November 2004. Under the terms of the floating interest rate swaps, the Company receives fixed interest payments that match the interest obligations under the 5 7/8% notes issued in November 2004 and makes floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps have an aggregate notional amount of $300.0 million, floating rate LIBOR that resets semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and expire in November 2011. The Company has not designated these interest rate swap agreements as hedged instruments and therefore, reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the year ended December 31, 2004, the Company recorded a loss of $2.3 million which is included in interest expense. The Company does not speculate using derivative instruments.

(8) Owner’s Equity

(a) Owner contributions and distributions

During 2004, the Company paid dividends of $29.6 million to Dex Media to fund Dex Media’s operations and debt interest payments. In addition, as mentioned in Note 1(c), the Company’s indirect parent, Dex Media, completed the Dex Media IPO effective July 21, 2004 under which it issued 19,736,842 shares of common stock. As more fully discussed in Note 1(c), in conjunction with the Dex Media IPO, the Company received a dividend from Dex Media for its portion of the proceeds to fund the redemption of $18.2 million of its senior subordinated notes and the related premium and accrued interest. Also in 2004 the Company recorded a $4.4 million non-cash contribution from its owner related to the annual settlement with Dex Media East of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media East and Qwest.

The Company’s indirect parent, Dex Media, contributed $1,122.0 million to owner interest in connection with the Acquisition. Also in connection with the Acquisition, the Company made non-cash distributions of $5.6 million and $18.0 million to its parent related to Dex Media East’s acquisition of employee liabilities and settlement of accrued commitment fees, respectively. In November 2003, the Company declared a distribution to

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

its parent of $11.8 million of which $9.7 million was paid prior to December 31, 2003. The remainder was paid in January 2004.

(b) Stock options

Company

On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-based awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. Upon adoption of the 2004 Plan, 210,110 shares available for issuance under the 2002 Plan became available for issuance under the 2004 Plan. As of December 31, 2004, 6,251,650 shares of common stock were available for grant under the 2004 Plan and 2002 Plan with 25,000 shares granted under a restricted stock award. As of December 31, 2003, the maximum number of shares of common stock available for grant under the 2002 Plan was 6,230,000.

The Compensation Committee of Dex Media determines the exercise price for each option. Outstanding options issued pursuant to the 2002 Plan vest in two segments. Subject to the optionee’s continued employment with the Company: (i) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (ii) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year. Options outstanding issued pursuant to the 2004 Plan vest in equal annual installments over four years.

On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million, which was paid February 2004. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective February 2004. The effect of this change has been included in the SFAS No. 123 pro forma net income (loss) below.

During the year ended December 31, 2004, 25,000 shares of restricted stock were granted with a weighted average grant date fair value of $21.58.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Summarized below is information regarding options granted, exercised or forfeited under Dex Media’s 2004 Plan and 2002 Plan during Dex Media’s years ended December 31, 2004 and 2003 and the period from November 9 to December 31, 2002.

	Number of Options	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding at November 9, 2002
Options
Granted at market price	1,587,440		$4.64	$0.62

Options outstanding at December 31, 2002	1,587,440	—	4.64
Options
Granted below market price	224,480		4.64	0.68
Granted at market price	3,179,540		4.64	1.37

Options outstanding at December 31, 2003	4,991,460	953,350	4.64
Options
Granted below market price	1,115,990		4.64	8.41
Granted at market price	137,300		24.36	6.26
Exercised	(953,350)		4.64
Forfeited	(298,598)		4.64

Options outstanding at December 31, 2004	4,992,802	1,194,522	5.19

Summarized below is information regarding options outstanding under Dex Media’s 2004 Plan and 2002 Plan as of December 31, 2004:

Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (years)
$ 4.64	4,855,502	1,194,522	8.56
24.36	137,300	—	9.95

Had Dex Media accounted for the 2004 Plan and 2002 Plan under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation cost would have been allocated to the Company as described in Note 12. The pro forma results of the Company for the year ended December 31, 2004 and the period from September 10 to September 30, 2003 would have been as follows (in thousands):

	Year Ended December 31, 2004	Period from September 10 to December 31, 2003
Net Income (Loss)
As reported	$2,614	$(27,808)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	427	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, fro all awards, net of related tax effects	(668)	(77)

Pro forma	$2,373	$(27,885)

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Following are the weighted average assumptions used to estimate the fair value of options granted under the 2004 Plan and 2002 Plan during 2004 and 2003. The assumption for the year ended December 31, 2004 have been segregated between grants under the minimum value method of APB No. 25 prior to the Dex Media IPO and grants valued utilizing SFAS No. 123 after the Dex Media IPO.

	7/22/04- 12/31/04	1/1/04- 7/21/04	2003
Risk-free interest rate	3.53%	3.21%	3.19%
Expected dividend yield	1.50%	0%	0%
Expected option life (years)	5.0	5.0	5.0
Expected stock price volatility	25.28%	0%	0%

Predecessor

Employees of the Predecessor participated in the Qwest employee stock incentive plans. The Qwest stock incentive plans (“Qwest Plans”) were accounted for using the intrinsic value method of APB Opinion No. 25 under which no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Generally, options granted to current Dex Media West employees under this plan expired 90 days after the Acquisition.

Summarized below is information regarding the Qwest Plans as it relates to the employees of the Predecessor.

	Number of shares	Weighted average exercise price
Options outstanding December 31, 2001	1,319,252	$32.15
Options
Granted	537,853	3.18
Exercised	(87)	11.82
Canceled or forfeited	(33,856)	39.84

Options outstanding December 31, 2002	1,823,162	23.47
Options
Granted	9,000	3.44
Exercised	—	—
Canceled or forfeited	(70,188)	10.79

Options outstanding September 9, 2003	1,761,974	24.02

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding September 9, 2003	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at September 9, 2003	Weighted Average Exercise Price
$0.01 -$10.00	490,203	1.2	$2.93	121,382	$2.94
$10.01 -$20.00	244,059	3.6	16.09	112,035	15.52
$20.01 -$30.00	221,369	4.5	27.60	187,099	28.20
$30.01 -$40.00	583,934	3.7	36.80	445,334	36.01
$40.01 -$50.00	222,236	3.5	42.11	210,876	41.75
$50.01 -$60.00	173	3.2	52.62	173	52.62

Total	1,761,974	3.1	$24.02	1,076,899	$29.92

Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex West for the period from January 1 to September 9, 2003 and for the year ended December 31, 2002 would have been as follows (in thousands):

	Period from January 1 to September 9, 2003	Year Ended December 31, 2002
Net Income
As reported	$151,752	$227,343
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(887)	(1,370)

Pro forma	$150,865	$225,973

Following are the weighted average assumptions used to estimate the fair value of stock options granted to the Predecessor employees during the period from January 1 through September 9, 2003 and the year ended December 31, 2002.

	Period from January 1 to September 9, 2003	Year ended 2002
Risk-free interest rate	3.2%	4.0%
Expected dividend yield	0.0%	0.0%
Expected option life (years)	6.4	7.6
Expected stock price volatility	73.6%	51.7%
Grant date fair value	$2.35	$1.79

Approximately 45.0 million options for Qwest common stock were available for grant at September 9, 2003. No specific amounts have been reserved for Qwest Dex employees. As a result of Qwest’s failure to file its June 30 and September 30, 2002, and its March 31, 2003 Quarterly Reports on Form 10-Q, and its annual report on Form 10-K for the year ended December 31, 2002, Qwest suspended the rights of employees to exercise stock

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

options granted under its stock option plans. These filings were made by Qwest subsequent to September 9, 2003.

(9) Income Taxes

Company

The composition of the income tax provision (benefit) follows (in thousands):

	Year Ended December 31, 2004	Period from September 10 to December 31, 2003
Federal:
Current	$—	$—
Deferred	1,651	(14,931)

Total Federal	1,651	(14,931)

State and Local:
Current	—	—
Deferred	301	(2,723)

Total State and Local	301	(2,723)

Total income tax provision (benefit)	$1,952	$(17,654)

The effective tax rate differs from the statutory tax rate as follows:

	Year Ended December 31, 2004	Period from September 10 to December 31, 2003
Federal statutory rate	35.0%	35.0%
State income taxes, net of Federal tax benefit	3.9	3.9
Permanent difference	3.9	(0.1)

Effective tax rate	42.8%	38.8%

Pre-tax income for the year ended December 31, 2004 was $4.6 million. Pre-tax loss for the period from September 10 to December 31, 2003 was $45.5 million. As pre-tax income (loss) approaches $0, a similar amount of permanent differences has a larger impact on the effective tax rate.

The Acquisition (as more fully described in Note 1(a) was considered to be a taxable asset acquisition for income tax purposes. As a result, the Company recorded the tax basis of all acquired assets at their fair value at the date of acquisition. In addition, the Company acquired several intangible assets for tax purposes that are amortized on a straight-line basis over a 15-year period beginning with the date of acquisition.

Dex Media West is included in the consolidated federal income tax return and combined or consolidated state income tax returns (where permitted) for Dex Media, the Company’s indirect parent. Although Dex Media West is a single member limited liability company and is disregarded as a taxable entity for income tax purposes, the Company calculates income taxes as if it filed a tax return on a stand-alone basis. For the year ended

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, the Company generated a loss for tax purposes of $11.7 million. For the period from September 10 to December 31, 2003, the Company generated a loss for tax purposes of $98.9 million.

Because the period from September 10 to December 31, 2003 is considered to be a short-period for income tax purposes, certain items included in the computation of the tax loss for this period were adjusted to reflect limitations imposed by existing tax law associated with short-period income tax returns. The net operating loss for the year ending December 31, 2004 will expire in 2024 and the net operating loss for the short period ending December 31, 2003 will expire in the year 2023. No valuation allowance has been provided for the net operating loss as management believes it is more likely than not that the net operating loss carryover will be utilized before the end of the expiration period. This presumption is based upon the book and taxable income expected to be generated by the Company over the next several years.

No payments for income taxes were made for the year ended December 31, 2004 or for the period from September 10 to December 31, 2003.

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2004	2003
Current:
Expenses not currently deductible	$5,265	$3,876

Net current deferred tax assets	$5,265	$3,876

Noncurrent:
Post-employment benefits, including pension	$3,157	$778
Amortization of goodwill and other intangibles	(34,337)	(6,212)
Net operating loss carryforward	42,488	18,203
Depreciation	(1,148)	788
Other	278	221

Net noncurrent deferred tax assets	$10,438	$13,778

Management of Dex Media West believes that it is more likely than not that all net deferred tax assets will be realized. Therefore, valuation allowances have not been provided.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Predecessor. The composition of the Predecessor income tax provision is as follows:

(In thousands)	Period from January 1 to September 9, 2003	Year ended December 31, 2002
Federal:
Current	$83,071	$109,164
Deferred	(1,461)	13,020

Total Federal	81,610	122,184
State and Local:
Current	9,940	13,020
Deferred	(109)	3,004

Total State and Local	9,831	16,024

Total income tax provision	$91,441	$138,208

The Predecessor effective tax rate differs from the statutory tax rate as follows:

	Period from January 1 to September 9, 2003	Year ended December 31, 2002
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.6
Other	—	0.2

Effective tax rate	37.6%	37.8%

The Predecessor accounted for income taxes as if it were a separate taxpayer. However, the Predecessor was included in the Qwest federal consolidated income tax return and combined state income tax returns. As a result of the Predecessor’s inclusion in the Qwest returns, it was expected that there would be no cash obligation associated with its taxable income due to the utilization of losses from other Qwest affiliates. The Predecessor and its parent did not have a formal tax-sharing arrangement and there was no provision to settle intercompany tax related receivables and payables. Consequently, for financial reporting purposes, the Predecessor reflected in its statements of changes in owner’s deficit, contributions and distributions in lieu of recording receivables and payables for current income taxes. The contributions and distributions are reflected as non-cash charges/(credits) to operations in the statements of cash flows.

Qwest Dex made net payments of income taxes to third parties and QSC of which $13.6 million for the period from January 1 to September 9, 2003 was apportioned to Dex West. Qwest Dex made no payments of income tax to third parties and QSC in the year ended December 31, 2002.

(10) Employee Benefit Plans

(a) Pension and other post-retirement benefits

(i) General Description

Company

Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare (together, the “Dex Media

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Plans”) with features similar to the Qwest plans described below. All individuals who became employees of Dex Media in connection with the Acquisition and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisition became retirees of Qwest and as such receive benefits under the Qwest Plans. Dex Media has filed for a determination letter with the IRS for its pension plan. The actuarially determined liabilities of $192.1 million for the Qwest pension plan and $51.5 million for the Qwest other post-retirement benefit plan attributable to individuals who became employees of Dex Media East and Dex Media West as of the dates of acquisition (November 8, 2002 and September 9, 2003, respectively) were assumed by the Dex Media Plans. During 2003, pension trust assets from the Qwest pension trust totaling $192.3 million were transferred to the Dex Media pension trust.

Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for 2004, 2003 and 2002. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

On September 9, 2003, Dex West employees became employees of Dex Media East. As such as of December 31, 2003, all employee-related liabilities, including pension and other post-retirement obligations, are included in Dex Media East’s reported liabilities. The Company records an affiliate payable to Dex Media East for the portion of the liability associated with the Dex Media East employees who provide services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue.

Effective January 1, 2004, all employees of Dex Media East were transferred to Dex Media Service LLC. As such, as of December 31, 2004 all employee-related liabilities, including pension and other post-retirement obligations are included in Dex Media Service LLC’s reported liabilities with an offsetting asset recorded as an affiliate receivable from Dex Media West for the portion of the liability associated with the Dex Media West employees. Dex Media West is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media West employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Dex Media has elected to defer recognizing the effects of the Medicare Act on its post-retirement benefit plan. Therefore, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements and accompanying notes do not give effect to the Medicare Act. Specific authoritative guidance on the accounting for the effects of the Medicare Act was issued in January 2005 (as more fully discussed in (viii)) and that guidance, when issued, could require Dex Media to change previously reported information.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

Effective February 1, 2004, Dex Media’s pension plan was amended to eliminate the death benefit previously provided to certain management employees. This amendment resulted in a reduction of the Company’s projected benefit obligation of $1.0 million.

Effective January 1, 2004, several changes were made to the Company’s retiree health care plan for management and Communications Workers of America (“CWA”) retirees resulting in approximately $0.6 million in annual expense savings and a reduction in the projected benefit obligation of $2.1 million. The changes were as follows: (i) elimination of Company-provided post-65 medical coverage for management retirees; (ii) elimination of Medicare Part B reimbursement for management retirees; (iii) implementation of pre-65 retiree medical plan for all management employees with associated employee contributions; (iv) change in dental coverage to a voluntary retiree-paid plan for management and CWA retirees; and (v) a reduction in the life insurance benefit for management and CWA retirees.

Predecessor

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

Pension costs and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Qwest or Qwest Dex in 2002 or 2003 through September 9, 2003 and neither Qwest nor Qwest Dex made any contributions to the other post-retirement benefit plan in 2002, or 2003 through September 9, 2003.

Dex West was apportioned pension credits for the period from January 1 to September 9, 2003, and for the year ended December 31, 2002, of $2.0 million and $3.6 million, respectively. Dex West’s apportioned post-retirement benefit costs were $7.1 million for the period from January 1 to September 9, 2003 and $2.7 million for the year ended December 31, 2002. These amounts represent Dex West’s apportioned share of the pension credits and post-retirement benefit costs/credits of Qwest, based on employee demographic information.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(ii) Obligations and Funded Status (in thousands)

	Pension Benefits		Post-Retirement Benefits
	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2003
Change in benefit obligation
Projected benefit obligation at beginning of period	$107,118	$—	$28,817	$—
Service cost	5,822	1,618	1,457	314
Interest cost	6,909	2,051	1,924	565
Amendments	—	(1,035)	—	(2,067)
Actuarial loss	11,917	3,589	2,294	1,851
Benefits paid	(12,873)	(3,902)	(414)	(9)
Benefit obligation relating to Dex West employees	—	104,797	—	28,163

Projected benefit obligation at end of period	$118,893	$107,118	$34,078	$28,817

Change in plan assets
Fair value of plan assets at beginning of period	$101,823	$—	$—	$—
Actual return on plan assets	13,978	4,841	—	—
Employer contribution	—		414	9
Benefits paid	(12,873)	(3,902)	(414)	(9)
Assets received from prior plan for Dex West employees	—	100,884	—	—

Fair value of plan assets at end of period	$102,928	$101,823	$—	$—

Funded status	$(15,965)	$(5,295)	$(34,078)	$(28,817)
Unrecognized net actuarial (gain) loss	5,643	(983)	4,909	2,678
Unrecognized prior service cost	(923)	(1,035)	(1,838)	(2,067)

Total accrued liabilities	$(11,245)	$(7,313)	$(31,007)	$(28,206)

The accumulated benefit obligation for the defined benefit pension plan was $105.4 million and $89.7 million at December 31, 2004 and 2003.

(iii) Components of Net Periodic Benefit Cost (in thousands)

	Pension Benefits		Post-Retirement Benefits
	Year Ended December 31, 2004	Period from September 10 to December 31, 2003	Year Ended December 31, 2004	Period from September 10 to December 31, 2003
Service cost	$5,822	$1,618	$1,457	$314
Interest cost	6,909	2,051	1,924	565
Expected return on plan assets	(8,674)	(2,436)	—	—
Amortization of prior service costs	(109)	—	(214)	—
Recognized net actuarial loss	—	—	51	—

Net periodic benefit cost	$3,948	$1,233	$3,218	$879

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

To compute its expected return on plan assets, Dex Media applies its expected rate of return to the market-related value of the pension plan assets. In computing the market-related asset value, companies may elect to amortize the difference between the actual return on plan assets and the expected return on plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” Dex Media elected to amortize actual returns on its plan assets falling outside a defined corridor over a five year period. Any actual returns falling within the corridor are recognized currently. Dex Media defined the corridor as a range that is 50% higher and 50% lower than the expected return on plan assets. For the year ending December 31, 2004, the corridor is defined as the range from 4.5% to 13.5%, based upon its expected return of 9%.

(iv) Assumptions

The actuarial assumptions used to compute the pension and other post-retirement net periodic benefit costs are based upon information available as of January 1, 2004 and September 10, 2003, are as follows:

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Weighted average discount rate	6.25%	6.50%	6.25%	6.50%
Weighted average rate of compensation increase	4.00%	4.65%	N/A	N/A
Expected long-term rate of return on plan assets	9.00%	8.00%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2014	2013

The actuarial assumptions used to compute the projected benefit obligation for the plans are based upon information available as of December 31, 2004 and 2003, are as follows:

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Weighted average discount rate	6.00%	6.25%	6.00%	6.25%
Weighted average rate of compensation increase	4.00%	4.00%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	9.50%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2014	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2004 (in thousands):

	One Percent Change
	Increase	Decrease
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$134	$(115)
Effect on accumulated post-retirement benefit obligation (balance sheet)	$991	$(867)

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(v) Plan Assets

Dex Media’s pension plan weighted-average asset allocations at December 31, 2004, by asset category, are as follows:

	Plan Assets at December 31, 2004	Asset Allocation Target
Asset Category
Equity Securities	68%	65%
Debt Securities	22%	26%
Real Estate	6%	5%
Cash	4%	4%

Total	100%	100%

The plan’s assets are invested in accordance with investment practices that emphasize long-term investment fundamentals. The plan’s investment objective is to achieve a positive rate of return over the long-term from capital appreciation and a growing stream of current income that would significantly contribute to meeting the plan’s current and future obligations. These objectives can be obtained through a well-diversified portfolio structure in a manner consistent with the plan’s investment policy statement.

The plan’s assets are invested in marketable equity and fixed income securities managed by professional investment managers. The plan’s assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in the plan’s investment policy statement. The plan’s assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increasing purchasing power of the plan’s assets, net of all disbursements, over the long-term.

The plan’s assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in the plan’s investment policy statement.

In 2003, Dex Media Pension Plan assumed an expected long-term rate of return of 8% in computing its net periodic pension cost. The basis used for determining this rate was the historical capital market returns for an asset mix similar to the Pension Plan’s 65% equity and 35% fixed income. Dex Media did not begin to manage the trust assets until November 1, 2003, when Qwest transferred assets from its pension trust to the Dex Media pension trust. From January 1, 2003 until the date of transfer, Qwest Asset Management Company managed the Dex Media pension assets as provided for in the Purchase Agreement. In determining the 2004 expected long-term rate of return of 9%, Dex Media took into consideration the change in its assets as well as the expectation that there is opportunity for active management of the trust’s investments to add value over the long term. The asset allocation return component was supported by looking at historical capital market returns for similar asset mixes. The active asset management expectation was supported by calculating historical returns for the eight investment managers who were selected to actively manage the trust’s assets

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(vi) Cash Flows

Dex Media does not expect to make any contributions to its pension plan in 2005.

The pension benefits and post-retirement benefits expected to be paid in each year 2005 – 2009 and the aggregate benefits expected to be paid 2010 – 2014 are as follows (in thousands):

	Pension Benefits	Post-Retirement Benefits
2005	$8,479	$930
2006	9,553	1,478
2007	10,354	1,216
2008	10,539	1,531
2009	11,046	1,841
2010-2014	61,047	13,536

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2004 and include estimated future employee service.

(vii) New Matters

Effective January 1, 2005, employees working in the state of Washington were transferred from Dex Media Service LLC to Dex Media West. Employee-related liabilities, including pension and other post-retirement obligations, will be included in Dex Media West’ reported liabilities. Amounts to be transferred are $2.1 million in pension liability and $6.1 million in other post-retirement liability.

(viii) Subsequent Events

On December 8, 2003 the Medicare Act was signed into law. While accounting guidance was issued during 2004, it was not until January 2005 that specific administrative guidance on the determination of actuarial equivalence to determine the impact from the Medicare Act were issued. Without the administration guidance, the Plan’s actuaries were unable to determine if the prescription drug benefits available under the postretirement health care plan would be actuarially equivalent to the Medicare Part D and thus qualify for the subsidy under the Medicare Act. Based on the demographics of the retiree population Dex Media does not believe it will have a material impact on any measures of the accumulated post-retirement benefit cost in the financial statements and accompanying notes.

(b) 401(k) plan

Company

Effective November 1, 2002 Dex Media adopted a defined contribution benefit plan covering substantially all management and occupational employees of Dex Media. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution of the employees is limited to the maximum amount determined by the Internal Revenue Service. Employees who previously participated in the Qwest Savings & Investment Plan (“QSIP”) described below were given the option of leaving their balance in that plan, moving their balance to the Dex Media plan, or moving their balance to another qualified plan. Employees who transferred from Qwest on or

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

around the time of the Acquisitions and who chose to participate in the Dex Media plan were credited with previous service for eligibility and vesting purposes in the new plan. Rollover contributions in 2002 and 2003 from QSIP to the Dex Media, Inc. Employee Savings Plan totaled $43.0 million.

Dex Media matches a percentage of employee contributions, and those matching contributions are allocated to Dex Media West as recorded in the statement of operations were $3.6 million and $1.1 million for the year ended December 31, 2004 and the period from September 10 to December 31, 2003. Effective January 1, 2004, Dex Media increased the matching formula for all management employees participating in its defined contribution plan from 100% on the first 3% of employee contributions to 100% on the first 4% of employee contributions and 50% on the next 2% of employee contributions.

Predecessor

Qwest sponsored a defined contribution benefit plan covering substantially all management and occupational employees, including employees of Qwest Dex. Under the plan, employees could contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution by the employees is limited to the maximum amount determined by the Internal Revenue Service. Qwest Dex was apportioned its share of matching contributions and recorded expense of $1.7 million and $2.5 million for the period from January 1 to September 9, 2003, and the year ended December 31, 2002, respectively. Those matching contributions were invested in Qwest common stock.

(11) Commitments and Contingencies

(a) Lease commitments

The Company has entered into operating leases for office facilities and equipment with terms ranging up to 15 years. Minimum future lease payments for the operating leases as of December 31, 2004, are as follows (in thousands):

2005	$7,963
2006	4,193
2007	2,537
2008	1,290
2009	526

Thereafter	$16,509

The Company recorded rent expense under operating leases of $9.1 million and $3.1 million for the year ended December 31, 2004 and for the period from September 10 to December 31, 2003, respectively. The Predecessor recorded rent expense under operating leases of $6.5 million and $8.5 million for the period from January 1 to September 9, 2003 and the year ended December 31, 2002, respectively. For the periods prior to September 9, 2003 rent expense was specifically identified to Dex West based upon the actual rent on properties Qwest Dex leased in the Dex West States.

(b) Litigation

The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(12) Related Party Transactions

As also described in Note 10(a)(i), upon consummation of the Acquisition, all former Qwest employees who transferred to Dex Media became employees of Dex Media East. Effective January 1, 2004 all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media West is charged and carries an affiliate payable for the portion of employees’ liabilities associated with providing services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for the Company are allocated 100% to the Company. Shared employee costs are allocated and charged to the Company based upon the Company’s proportional share of consolidated Dex Media revenue. The Company records an affiliate payable to Dex Media East for the employee-related charges allocated to it. All cash related affiliate balances are settled at least monthly.

In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. Pursuant to these management consulting agreements, the Company incurred $1.0 million and $0.6 million in pro-rated annual advisory fees for the year ended December 31, 2004 and for the period from September 10 to December 31, 2003. Each of the Sponsors received a one-time transaction fee for securing the transactions related to the acquisition of Dex West of $20.0 million. The annual advisory fees payable to the sponsors was terminated after the Company and Dex Media East each paid a one time termination fee of $5.0 million to each of the two Sponsors in conjunction with the Dex Media IPO.

During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of its core production platform. This project is designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder during 2004. For the years ended December 31, 2004 and 2003, Dex Media paid Amdocs $47.6 million and $15.0 million under this agreement and other related on-going support.

On November 10, 2003, the Company’s indirect parent, Dex Media, issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% Discount Notes due 2013 for total proceeds of $750.2 million. On February 11, 2004, the Company’s indirect parent, Dex Media, issued another $361.0 million in discount notes due 2013 for gross proceeds of $250.5 million. The proceeds of $750.2 million and $250.5 million were paid by Dex Media as a dividend to its parent. Such notes are expected to be serviced and repaid from dividends from the Company and its affiliate, Dex Media East, subject to the restrictions in their respective debt agreements.

(13) Subsequent Events

(a) S-1 Registration

Effective January 25, 2005, the Company’s indirect parent, Dex Media, consummated a secondary public offering of common stock to sell 18 million of the Sponsors’ shares of common stock. All of the proceeds were paid to the Sponsors.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to Consolidated Financial Statements—(Continued)

(b) Dex Media West Bond Offering

On February 2, 2005, Dex Media West registered its $300.0 million 5 7/8% senior notes with the SEC through an exchange offer completed March 8, 2005.

(c) Dex Media Declaration of a Quarterly Dividend

On February 17, 2005, Dex Media announced a quarterly cash dividend of $0.09 per common share, payable April 15, 2005, to shareholders of record as of March 18, 2005, of which the Company will pay its proportional share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Dex Media West maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, Dex Media West carried out an evaluation, under the supervision and with the participation of Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of Dex Media West’s disclosure controls and procedures. Based on that evaluation, Dex Media West’s Chief Executive Officer and Chief Financial Officer concluded that Dex Media West’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the fiscal quarter ended December 31, 2004, there was no change in Dex Media West’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media West’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP serves as the Company’s independent registered public accounting firm. The following table presents fees for professional services rendered by KPMG LLP for the audit of Dex Media West’s annual financial statements for the year ended December 31, 2004 and for the 2003 Successor Period and Predecessor Period and fees billed for other services rendered by KPMG LLP during those periods.

	2004	2003
Audit fees(1)	$710,300	$667,870
Tax fees(2)	48,507	—

Total fees	$758,807	$667,870

(1)	Audit fees consisted principally of fees for the audit of financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, consents, comfort letters, registration statements and debt compliance letters.
(2)	Tax fees consisted primarily of fees for tax consultation, tax compliance activities and compensation and benefits advice.

The Audit Committee of the Board of Directors of Dex Media West is responsible for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve the non-audit services performed by the independent registered public accounting firm in order to ensure their independence. The Audit Committee has adopted a pre-approval process with respect to the provision of non-audit services to be performed by KPMG LLP. This pre-approval process requires the Audit Committee to review and approve all audit services and permitted non-audit services to be performed by KPMG LLP. Pre-approval fee levels for all services to be provided by KPMG LLP are established annually by the Audit Committee. Audit services are subject to specific pre-approval while audit-related services, tax services and all other services may be granted pre-approvals within specified categories. Any proposed services exceeding these levels require specific pre-approval by the Audit Committee. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more of its members.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements. The following consolidated financial statements of Dex Media are filed as part of this report:

Page
Reports of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2004 and 2003	49
Consolidated Statements of Operations for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003 and for the year ended December 31, 2002	50
Consolidated Statements of Cash Flows for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003 and for the year ended December 31, 2002	51
Consolidated Statements of Changes in Owner’s Equity for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003 and for the year ended December 31, 2002	53
Notes to Consolidated Financial Statements	54

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(3) Exhibits

Number	Description
2.1+	Agreement of Merger of Dex Media West LLC and GPP LLC, dated September 9, 2003.

2.2+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

2.3+	Amendment No. 1 dated September 9, 2003 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

3.1+	Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed August 2, 2002.

3.2+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed September 9, 2003.

3.3+	Certificate of Merger of GPP LLC and Dex Media West LLC, filed September 9, 2003.

3.4+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC, filed October 6, 2003.

3.5+	Certificate of Incorporation of Dex Media West Finance Co., filed July 29, 2003.

3.6+	Amended and Restated Limited Liability Company Agreement of Dex Media West LLC, dated September 9, 2003.

3.7+	By-laws of Dex Media West Finance Co.

Number	Description

4.1+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.2+	Form of 8 1/2% Senior Notes due 2002 (included in exhibit 4.1)

4.3+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.4+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.3)

4.5+	Senior Note Registration Rights Agreement among Dex Media West LLC, Dex Media West Finance Co. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Wachovia Capital Markets LLC, Bear Stearns & Co. Inc., Credit Lyonnais Securities (USA) Inc., ING Financial Markets LLC, The Royal Bank of Scotland plc and Scotia Capital (USA) Inc. (collectively, the “Initial Purchasers”), dated August 29, 2003.

4.6+	Senior Subordinated Note Registration Rights Agreement among Dex Media West LLC, Dex Media West Finance Co. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Wachovia Capital Markets LLC, Bear Stearns & Co. Inc., Credit Lyonnais Securities (USA) Inc., ING Financial Markets LLC, The Royal Bank of Scotland plc and Scotia Capital (USA) Inc. (collectively, the “Initial Purchasers”), dated August 29, 2003.

4.7++	Indenture with respect to the 5 7/8% Senior Notes due 2011, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated November 24, 2004.

4.8++	Form of 5 7/8% Senior Notes due 2011 (included in exhibit 4.7)

4.9++	Registration Rights Agreement among Dex Media West LLC, Dex Media West Finance Co. and J.P. Morgan Securities Inc. (the “Initial Purchaser”), dated November 24, 2004.

10.1+	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.2+	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.3+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.
10.4+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

10.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

Number	Description

10.6+	Management Consulting Agreement among Dex Media West LLC and The Carlyle Group dated September 9, 2003.

10.7+	Management Consulting Agreement among Dex Media West LLC and Welsh, Carson, Anderson and Stowe dated September 9, 2003.

10.8+	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.

10.9+	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.

10.10+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.

10.11+	First Amendment to the Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.

10.12+	Publishing Agreement by and among Dex Holdings LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation, dated November 8, 2003.

10.13+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.14+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.15+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.16+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.17+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.18+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.
10.19+*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.

10.20+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.21+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.22+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.23+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

Number	Description

10.24+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.25+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.26+++	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, J.P. Morgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.27++	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.28*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.29*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).

10.30*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).

21.1++	List of Subsidiaries.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-112694), declared effective on May 14, 2004.
++	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333- 121259), declared effective on February 3, 2005.
+++	Incorporated by reference to our Form 8-K filed June 11, 2004.
*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA WEST LLC

By:	/S/ ROBERT M. NEUMEISTER, JR.
Robert M. Neumeister, Jr.
Executive Vice President and Chief Financial Officer

Date: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/S/ GEORGE BURNETT George Burnett	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2005

/S/ ROBERT M. NEUMEISTER, JR. Robert M. Neumeister, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005

* James A. Attwood, Jr.	Co-Chairman of the Board	March 25, 2005

* Anthony J. de Nicola	Co-Chairman of the Board	March 25, 2005

* John Almeida, Jr.	Director	March 25, 2005

* R. Glenn Hubbard	Director	March 25, 2005

* Russell T. Lewis	Director	March 25, 2005

* William E. Kennard	Director	March 25, 2005

* Bruce E. Rosenblum	Director	March 25, 2005

* Sanjay Swani	Director	March 25, 2005

*By:	/S/ ROBERT M. NEUMEISTER, JR.
Robert M. Neumeister, Jr. As Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its sole security holder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.