Form 10-Q
period 2005-03-31
DEX MEDIA WEST LLC
filed 2005-05-06
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

*	Pursuant to General Instructions H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s narrative analysis of results of operations.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$—	$8,933
Accounts receivable, net	52,399	48,109
Deferred directory costs	169,832	155,819
Current deferred income taxes	23,995	5,265
Other current assets	9,752	7,259

Total current assets	255,978	225,385
Property, plant and equipment, net	51,021	50,721
Goodwill	2,190,715	2,190,715
Intangible assets, net	1,621,980	1,669,985
Deferred income taxes	—	10,438
Deferred financing costs	70,994	75,962
Other assets	1,636	1,636

Total Assets	$4,192,324	$4,224,842

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$18,924	$9,398
Employee compensation	3,350	—
Amounts due to affiliate	17,302	30,022
Deferred revenue and customer deposits	119,983	111,068
Accrued interest payable	24,861	43,739
Current portion of long-term debt	110,859	84,302
Other accrued liabilities	15,066	8,295

Total current liabilities	310,345	286,824
Long-term debt	2,754,941	2,836,498
Post-retirement and other post-employment benefit obligations	8,472	—
Amounts due to affiliate related to post-retirement and other post-employment obligations	35,616	42,252
Deferred income taxes	17,456	—
Other liabilities	56	135

Total Liabilities	3,126,886	3,165,709

Commitments and contingencies (Note 9)
Owner’s interest	1,076,325	1,084,327
Accumulated deficit	(10,887)	(25,194)

Total Owner’s Equity	1,065,438	1,059,133

Total Liabilities and Owner’s Equity	$4,192,324	$4,224,842

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenue	$230,465	$207,388
Operating expenses:
Cost of revenue	69,744	62,822
General and administrative expense	23,598	22,749
Bad debt expense	5,067	6,109
Depreciation and amortization expense	4,023	3,839
Amortization of intangibles	48,005	57,829

Total operating expenses	150,437	153,348

Operating income	80,028	54,040
Other (income) expense:
Interest income	(167)	(143)
Interest expense	56,689	55,176
Other (income) expense, net	32	—

Income (loss) before income taxes	23,474	(993)
Income tax provision (benefit)	9,167	(394)

Net income (loss)	$14,307	$(599)

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net income (loss)	$14,307	$(599)
Adjustments to net income (loss):
Bad debt expense	5,067	6,109
Depreciation and amortization expense	4,023	3,839
Amortization of intangibles	48,005	57,829
Amortization of deferred financing costs	5,226	6,862
Stock-based compensation expense	253	—
Loss on disposition of assets	32	—
Deferred tax provision (benefit)	9,167	(394)
Changes in operating assets and liabilities:
Accounts receivable	(9,357)	(11,323)
Deferred directory costs	(14,013)	(22,075)
Other current assets	(2,493)	2,395
Accounts payable and other liabilities	17,678	10,240
Accrued interest	(18,878)	(28,371)
Deferred revenue and customer deposits	8,915	33,883
Amounts due to affiliates	(10,753)	(13,743)
Other long-term liabilities	(79)	—
Employee benefit plan obligations	335	—
Amounts due to affiliate related to post-retirement and other post-employment benefits	1,500	1,700

Cash provided by operating activities	58,935	46,352

Investing activities:
Expenditures for property, plant and equipment	(664)	(4,505)
Capitalized software development costs	(3,691)	(11,143)
Acquisition of Dex West	—	5,251

Cash used for investing activities	(4,355)	(10,397)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	23,000
Repayments of borrowings on revolving credit facility	—	(23,000)
Payments on long-term debt	(55,000)	(30,000)
Payment of financing costs	(258)	(157)
Distribution to owner	(8,255)	(2,087)

Cash used for financing activities	(63,513)	(32,244)

Cash and cash equivalents:
(Decrease) increase	(8,933)	3,711
Beginning balance	8,933	4,658

Ending balance	$—	$8,369

Supplemental cash flow disclosures:
Interest paid	$65,692	$76,735
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of business

(a)	The Company
      Dex Media West LLC (“Dex Media West” or the “Company”) is a subsidiary of Dex Media West, Inc. and an indirect wholly-owned subsidiary of Dex Media, Inc. (“Dex Media”). Dex Media West operates the directory business in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”).
      The directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media and Qwest Dex. Dex Holdings and Dex Media were formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (collectively, the “Sponsors”).
      In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned to Dex Media East LLC (“Dex Media East”), another indirect wholly-owned subsidiary of Dex Media, its right to purchase the directory business of Qwest Dex in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota. In the second phase of the purchase, which was consummated on September 9, 2003 (the “Acquisition”), Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States (“Dex West”) to the Company. Dex Holdings was dissolved effective January 1, 2005.

(b)	Operations
      The Company is the exclusive official directory publisher for Qwest Corporation, the local exchange carrier of Qwest Communications International, Inc. (“Qwest”), in the Dex West States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex West States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex West States through third-party vendors. The Company operates as a single segment.

(c)	Dex Media’s Initial Public Offering
      Effective July 21, 2004, Dex Media consummated its initial public offering of common stock (the “Dex Media IPO”). Immediately prior to the Dex Media IPO, Dex Media effected a 10-for-1 split of all authorized shares of common stock. Share and per share data included in Note 7 for the three months ended March 31, 2004 have been restated to reflect the stock split. On August 26, 2004, a portion of the net proceeds related to the Dex Media IPO was used to redeem $18.2 million of Dex Media West’s senior subordinated notes at a redemption price of 109.875% along with the accrued and unpaid interest. Also in connection with the Dex Media IPO, the Company paid $5.0 million to each of the Sponsors to eliminate the $2.0 million aggregate annual advisory fees payable under Dex Media West’s management consulting agreements.

2.	Basis of Presentation

(a)	General
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instruction of the Securities and Exchange Commission (“SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of March 31, 2005 and December 31, 2004, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003, and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.
      The accompanying condensed consolidated statements of operations for the three months ended March 31, 2004 include all material adjustments required under purchase accounting related to the Acquisition subsequent to September 9, 2003.

(b)	Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2005 presentation.

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation
      The condensed consolidated financial statements of the Company include the results of operations, financial position, and cash flows of Dex Media West and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c)	Revenue Recognition
      The sale of advertising in printed directories published by the Company is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery.
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. During the three months ended March 31, 2005 and 2004, the Company published 42 and 41 directories, respectively.
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transactions were not significant to the Company’s financial results for the three months ended March 31, 2005 and 2004.
      In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

(d) Cost of Revenue
      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the Company’s cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period.
      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third-party certified marketing representatives which act as the Company’s channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery. From time to time the Company has changed the publication dates of certain directories. In such cases, the estimated life of the related unamortized deferred cost of revenue is revised to amortize such cost over the new remaining estimated life. Changes in directory publication dates typically do not result in any additional direct incurred costs.

(e) Stock-Based Compensation
      The Company accounts for the Stock Option Plan of Dex Media, Inc. and the Dex Media, Inc. 2004 Incentive Award Plan, as more fully discussed in Note 7, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company would have been as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net Income (Loss)
As reported	$14,307	$(599)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	155	12
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(250)	(74)

Pro forma	$14,212	$(661)

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) Income Tax Provision
      The Company is included in the consolidated Federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s indirect parent. Although the Company is a single member limited liability company and is disregarded as a taxable entity for income tax purposes, the Company calculates and records income taxes as if it filed a tax return on a stand-alone basis.
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

(g) New Accounting Standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the options outstanding as of March 31, 2005, the Company has determined that the adoption of SAB 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets
      During the three months ended March 31, 2005 goodwill was not impaired or otherwise adjusted.
      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):
As of March 31, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$890,000	$(261,225)	$628,775	20 years	(1)
Customer relationships — national	252,000	(52,447)	199,553	25 years	(1)
Non-compete/publishing agreements	359,000	(14,308)	344,692	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(24,179)	40,821	4 years
Advertising agreement	26,000	(2,861)	23,139	14 years

Totals	$1,977,000	$(355,020)	$1,621,980

As of December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$890,000	$(227,181)	$662,819	20 years	(1)
Customer relationships — national	252,000	(45,102)	206,898	25 years	(1)
Non-compete/publishing agreements	359,000	(12,019)	346,981	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(20,310)	44,690	4 years
Advertising agreement	26,000	(2,403)	23,597	14 years

Totals	$1,977,000	$(307,015)	$1,669,985

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt
      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	March 31,	December 31,
	2005	2004

Notes Payable to Banks:
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 2.0% (weighted average of 4.91% at March 31, 2005)	$474,458	$492,848
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 4.66% at March 31, 2005)	944,542	981,152
Unsecured Notes Payable:
Unsecured senior notes payable, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior notes payable, due November 2011, bearing interest at 5.875%	300,000	300,000
Unsecured senior subordinated notes payable, due August 2013, bearing interest at 9.875%	761,800	761,800

	2,865,800	2,920,800
Less: current portion of long-term debt	(110,859)	(84,302)

	$2,754,941	$2,836,498

      Dex Media West registered its 5 7/8% senior notes with the SEC through an exchange offer completed on March 8, 2005. As of March 31, 2005, there were no borrowings under the revolving loan. The Company paid interest and fees on the revolving loan, interest rate swaps and outstanding notes of $65.2 million and $76.1 million during the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 the Company was in compliance with all covenants under its credit facility.

6.	Derivative Instruments and Hedging Activities
      In October 2004, the Company entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Company has not designated these interest rate swap agreements as hedging instruments and therefore reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months ended March 31, 2005, the Company recorded a gain of $2.3 million which has been recorded as a reduction to interest expense.
      Management believes that it is prudent to strike a balance between the interest rate risk and the level of interest expense. To meet this objective, the Company entered into six floating interest rate swap agreements in November 2004. Under the terms of the floating interest rate swaps, the Company receives fixed interest payments that match the interest obligations of the 5 7/8% notes issued in November 2004 and makes floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps have an aggregate notional amount of $300.0 million, floating rate LIBOR that resets semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and expire in November 2011. The Company has not designated these interest rate swap agreements as hedged instruments and therefore, reports all gains and losses in the change in fair value directly in earnings as a

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
component of interest expense. For the three months ended March 31, 2005, the Company recorded a loss of $5.6 million to interest expense of which $7.0 million represents the unrealized mark-to-market value. The Company does not speculate using derivative instruments.

7.	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”), which permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of March 31, 2005, 6,177,214 shares of common stock were available for grant under the 2004 Plan and 2002 Plan with 45,000 shares issued under a restricted stock award. As of December 31, 2004, the maximum number of shares of common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650 with 25,000 shares awarded under a restricted stock award.
      The Compensation Committee of Dex Media determines the exercise price for each option. Outstanding options issued pursuant to the 2002 Plan vest in two segments. Subject to the optionee’s continued employment with the Company: (i) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after and (ii) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met with respect to each year. Options outstanding issued pursuant to the 2004 Plan vest in equal annual installments over four years.
      On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million, which was paid in February 2004. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective February 2004. The effect of these changes has been included in the SFAS No. 123 pro forma net loss, as disclosed in Note 3(e).
8.     Pension and Other Post-Retirement Benefits

(a) General description
      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare. Dex Media has filed for a determination letter with the IRS for its pension plan. The pension plan is a noncontributory defined benefit pension plan covering substantially all management and occupational employees of the Company. The other post-retirement benefit plan provides healthcare and life insurance for certain retirees.
      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended March 31, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

(b) Components of net periodic benefit cost
      The components of net periodic benefit cost for the Company are as follows (in thousands):

	Three Months Ended March 31,

	2005		2004

		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,556	$371	$1,471	$343
Interest cost	1,713	471	1,713	414
Expected return on plan assets	(2,127)	—	(2,184)	—
Amortization of prior service costs	—	(57)	—	(57)

Total net periodic benefit cost	$1,142	$785	$1,000	$700

      Dex Media does not expect to make any contributions to its pension plan in 2005.
9.     Commitments and Contingencies
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

10.	Related Party Transactions
      Upon consummation of the Acquisition, all Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Dex Media Service LLC (“Service Co.”). Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West. As such, as of March 31, 2005, all employee-related liabilities, including pension and other post-retirement obligations, related to non-senior management employees in the state of Washington are now included in the Company’s liabilities. All employee-related liabilities for Service Co.’s employees are included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable for the portion of the liability associated with employees providing services to Dex Media West and Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Service Co. employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.
      In connection with the Acquisition, the Company entered into management consulting agreements with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Acquisition of $20.1 million. In addition, each of the Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $5.0 million paid to each of the Sponsors, for an aggregate of $10.0 million, in conjunction with the Dex Media IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
merger, acquisition, disposition, financing or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $0.5 million in advisory fees for the three months ended March 31, 2004.
      During February 2003, Dex Media entered into a five year agreement with Amdocs Limited (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder during 2004. For the three months ended March 31, 2005 and 2004, the Company paid Amdocs $9.1 million and $21.5 million, respectively, under this agreement and for other related on-going support.

Item 2.     Management’s Narrative Analysis of Results of Operations
      Pursuant to General Instructions H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s narrative analysis of results of operations.
Executive Overview

Our Company
      In the following discussion and analysis, “we,” “our” or “us” refers to Dex Media West.
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
      We are the largest directory publisher in the Dex West States and, collectively with Dex Media East, are the fourth largest directory publisher in the U.S. During the three months ended March 31, 2005 and 2004, we published 42 and 41 directories, respectively, and printed approximately 11.7 million and 10.6 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex West States. In addition, our Internet-based directory, DexOnline.comtm, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
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
      For the three months ended March 31, 2005, we generated approximately 98% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue. For the three months ended March 31, 2005 and 2004, we generated $230.5 million and $207.4 million in total revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our total revenue for the three months ended March 31, 2004 would have been $230.1 million. See “Results of Operations” in this Item 2.

Background
      The following discussion and analysis of our financial condition and results of operations covers periods subsequent to the consummation of the Acquisition on September 9, 2003.
      The Acquisition was accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the Acquisition were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date.

      The non-historical statements in this Item 2, including statements regarding industry outlook and our expectations regarding the future performances of our business, are forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, and our results may differ materially from those contained in any such forward-looking statements. See “Disclosure Regarding Forward-Looking Statements” in this Item 2.
      As a result of our conversion to the Amdocs software system, certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.
Results of Operations

Overview
      Our consolidated financial statements included in this quarterly report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These publication date changes are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect for additional periods related to directory extensions and under the deferral and amortization method of accounting, our related cost of revenue is amortized over the extended estimated useful life of the directory. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Revenue
      We derive virtually all our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.
      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were lower than they otherwise would have been because the Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Acquisition were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise be recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting did not affect our revenue and directory costs in periods subsequent to September 2004. These purchase accounting adjustments are non-recurring and have no impact on cash flows.
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the three months ended March 31, 2005 and 2004 represented less than 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.
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

Items Affecting Comparability Between Periods
      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition on September 9, 2003 were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Acquisition was accounted for under the purchase method of accounting. For the three months ended March 31, 2004 our revenue and cost of revenue were $22.7 million and $6.4 million lower, respectively, than they would have been due to the effects of purchase accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting did not affect our revenue and directory costs subsequent to the year ended December 31, 2004. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
      Prior to the Dex Media IPO, we paid an annual management fee of $2.0 million to the Sponsors. In connection with the Dex Media IPO, we made a lump sum payment of $10.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. For the three months ended March 31, 2004, the Company incurred $0.5 million of annual management fees.

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      The results of operations for the three months ended March 31, 2004 include the purchase accounting effects on revenue and cost of revenue related to the Acquisition and therefore the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$191,671	$188,593
National directory services	32,311	11,738
Qwest advertising	1,894	2,098
Other revenue	4,589	4,959

Total revenue	230,465	207,388
Cost of revenue	69,744	62,822

Gross profit, excluding depreciation and amortization expense	$160,721	$144,566
Gross margin	69.7%	69.7%
General and administrative expense, including bad debt expense	$28,665	$28,858

Revenue
      Total revenue increased by $23.1 million, or 11.1%, to $230.5 million for the three months ended March 31, 2005 from $207.4 million for the three months ended March 31, 2004. Total revenue for the three months ended March 31, 2004 was $22.7 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $0.4 million, or 0.2%, for the three months ended March 31, 2005. The increase in total revenue, excluding the effects of purchase accounting, is primarily due to an increase in local directory services revenue offset by decreases in other revenue relating to our direct marketing services product line.
      Local and national directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Improvements in product mix and pricing are among the multiple factors that contributed to the change in local and national directory services revenue.

      Local directory services revenue increased $3.1 million, or 1.6%, to $191.7 million for the three months ended March 31, 2005 compared to $188.6 million for the three months ended March 31, 2004. Local directory service revenue for the three months ended March 31, 2004 was $2.5 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased by $0.6 million, or 0.3%, for the three months ended March 31, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 83.2% and 83.1% of revenue for the three months ended March 31, 2005 and 2004, respectively.
      Revenue from national advertisers increased $20.6 million to $32.3 million for the three months ended March 31, 2005 compared to $11.7 million for the three months ended March 31, 2004. Revenue from national advertisers for the three months ended March 31, 2004 was $20.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers increased $0.4 million, or 1.3%, for the three months ended March 31, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 14.0% and 13.9% of revenue for the three months ended March 31, 2005 and 2004, respectively.
      Revenue from Qwest advertising decreased $0.2 million, or 9.7% to $1.9 million for the three months ended March 31, 2005 from $2.1 million for the three months ended March 31, 2004. The decrease in Qwest advertising revenue is a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us, which obligates Qwest to purchase $20.0 million collectively in advertising annually from us and Dex Media East. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess will be credited to the following year’s purchase commitment. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue decreased by $0.4 million, or 7.5%, to $4.6 million for the three months ended March 31, 2005 from $5.0 million for the three months ended March 31, 2004. In the second half of 2004, we substantially reduced the number of products offered in our direct marketing product line which represented $0.6 million of the decline between periods.

Cost of revenue
      Cost of revenue recognized was $69.7 million for the three months ended March 31, 2005 compared to $62.8 million for the three months ended March 31, 2004. Recognized cost of revenue for the three months ended March 31, 2004 was $6.4 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 30.3% and 30.1% of revenue for the three months ended March 31, 2005 and 2004, respectively.
      For the three months ended March 31, 2005 and 2004, we incurred costs subject to deferral and amortization of $82.6 million and $82.2 million, respectively.
      Employee costs incurred decreased by $2.9 million, or 9.4%, to $27.9 million for the three months ended March 31, 2005 from $30.8 million for the three months ended March 31, 2004. The decrease is a result of a reduction in the number of employees related primarily to planned workforce reductions.
      Direct costs of publishing incurred, which primarily include paper, printing and distribution, increased $0.8 million, or 2.2%, to $36.4 million for the three months ended March 31, 2005 from $35.6 million for the three months ended March 31, 2004. The increase is a result of rising paper costs offset by a decrease in printing costs due to our negotiation of a new printing agreement with one of the two outside contractors that print our directories.
      Contracting and professional fees incurred increased $2.7 million to $5.4 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. The increase is primarily due to on-going support related to our new production system, which was not incurred in the first quarter of 2004, and is substantially offset by decreased employee costs from planned workforce reductions related thereto.

      National commissions remained relatively constant at $9.4 million for the three months ended March 31, 2005 compared to $9.1 million for the three months ended March 31, 2004.
      Other cost of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions, was $3.5 million for the three months ended March 31, 2005 compared to $4.0 million for the three months ended March 31, 2004.

Gross profit
      Our gross profit was $160.7 million for the three months ended March 31, 2005 compared to $144.6 million for the three months ended March 31, 2004. Excluding the effects of purchase accounting in 2004, gross profit for the three months ended March 31, 2004 would have been $160.9 million. Gross margin, excluding the effects of purchase accounting in 2004, was 69.7% and 69.9% for the three months ended March 31, 2005 and 2004, respectively.

General and administrative expense
      General and administrative expense, excluding depreciation and amortization remained relatively constant at $28.7 million for the three months ended March 31, 2005 compared to $28.9 million for the three months ended March 31, 2004. The decrease was primarily due to decreases in contracting and professional fees and bad debt expense offset by increases in employee costs and advertising expense.
      Employee costs increased $0.6 million, or 7.1%, to $9.0 million for the three months ended March 31, 2005 compared to $8.4 million for the three months ended March 31, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $5.4 million for the three months ended March 31, 2005 compared to $5.3 million for the three months ended March 31, 2004. Benefits increased $0.3 million, or 11.1%, to $3.0 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. Other employee costs increased $0.2 million for the three months ended March 31, 2005 to $0.6 million from $0.4 million for the three months ended March 31, 2004.
      Advertising expense increased $0.5 million, or 13.2%, to $4.3 million for the three months ended March 31, 2005 from $3.8 million for the three months ended March 31, 2004. The increase was due to our response to competitive advertising and additional media advertisements designed to increase consumer awareness which may be obtained from our advertisers in exchange for our publication of their advertisements in our directories. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, increased to 1.9% for the three months ended March 31, 2005 from 1.7% for the three months ended March 31, 2004.
      Contracting and professional fees decreased $0.3 million, or 5.7%, to $5.0 million for the three months ended March 31, 2005 from $5.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2004, contracting and professional fees included $0.5 million of annual advisory fees paid to our Sponsors. This fee was terminated in conjunction with the Dex Media IPO and therefore was not incurred in the three months ended March 31, 2005. The decrease in the advisory fees was offset by an increase in on-going support costs related to our new production system which we began incurring in the second quarter of 2004.
      Bad debt expense decreased $1.0 million, or 17.1%, to $5.1 million for the three months ended March 31, 2005 from $6.1 million for the three months ended March 31, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 2.2% for the three months ended March 31, 2005 compared to 2.7% for the three months ended March 31, 2004. The decrease in bad debt expense is primarily a result of improved and accelerated collection efforts relating to local advertiser accounts.
      All other general and administrative expense was $5.3 million for each of the three months ended March 31, 2005 and 2004.

Amortization of intangibles
      For the three months ended March 31, 2005 and 2004 we recognized $48.0 million and $57.8 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense from the prior year was the result of a declining method used to amortize the value of the acquired accounts in proportion with their estimated retention lives.

Interest expense
      We recognized interest expense of $56.7 million and $55.2 million for the three months ended March 31, 2005 and 2004, respectively. Interest expense for the three months ended March 31, 2005 and 2004 includes $5.2 million and $6.9 million, respectively, of amortization of deferred financing costs.

Income taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of March 31, 2005 we have recorded $6.5 million of net deferred income tax assets, of which $39.0 million is the result of estimated net operating loss carryforwards of $98.9 million. As of December 31, 2004 we recorded $15.7 million of net deferred income tax assets of which $42.5 million is the result of estimated net operating loss carryforwards of $110.6 million, pending final tax filing, of which the net operating loss carryforwards do not begin to expire until 2023. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.
Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For the three months ended March 31, 2005, approximately 98% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROM. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.
      While we do not believe there has been any material change in our advertiser account renewal rate, we were unable to report our 2004 renewal rate due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

Segmented Pricing
      We are beginning to institute a more sophisticated segmented pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention ultimately improving revenue growth as we better align our pricing with our customers’ perception of value.

Competition
      The U.S. directory advertising industry continues to be very competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex West States. On average, there are two to three competing directories (including Dex) in each of our local markets. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates. The effect of competition and the current economic cycle on our revenue, excluding the effects of purchase accounting, can be seen in the decreasing revenue growth trend, on a combined revenue basis, of 2.3%, 2.0% and 0.9% in 2002, 2003 and 2004, respectively.

      Through our Internet-based directory, DexOnline.com, we compete with these publishers and with other Internet sites providing search and classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail for business advertising.

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Pages site during 2004 in the Dex States as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clickstm, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This may ultimately result in upward pressure on our paper prices.

New Accounting Standards
      On March 29, 2005, the SEC released SAB No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of March 31, 2005, the Company has determined that the adoption of SAB 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that the financial statements of the Company shall comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
Cautionary Note Regarding Forward-Looking Statements
      This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this quarterly report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.
      We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
      Omitted pursuant to General Instructions H(2)(c) of Form 10-Q.
Item 4.     Controls and Procedures
      Dex Media West maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
      During the quarter ended March 31, 2005, there was no change in Dex Media West’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media West’s internal controls over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.
Item 3.     Defaults Upon Senior Securities
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.
Item 4.     Submission of Matters to a Vote of Security Holders
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.
Item 5.     Other Information
      None.
Item 6.     Exhibits

Exhibit 10.1	Senior Executive Incentive Bonus Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated February 17, 2005).
Exhibit 10.2	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 3, 2005).
Exhibit 10.3*	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and its subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media, Inc.’s Quarterly Report on form 10-Q for the quarter ended March 31, 2005).
Exhibit 31.1	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dex Media West LLC

By:	/s/ Robert M. Neumeister, Jr.

Robert M. Neumeister, Jr.
Executive Vice President and
Chief Financial Officer
Date: May 6, 2005

EXHIBIT INDEX

Exhibits	Description

Exhibit 10.1	Senior Executive Incentive Bonus Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated February 17, 2005).
Exhibit 10.2	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 3, 2005).
Exhibit 10.3*	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and its subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media, Inc.’s Quarterly Report on form 10-Q for the quarter ended March 31, 2005).
Exhibit 31.1	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.