Form 10-Q
period 2005-06-30
DEX MEDIA WEST LLC
filed 2005-08-08
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$8,933
Accounts receivable, net	65,890	48,109
Deferred directory costs	165,520	155,819
Current deferred income taxes	26,897	5,265
Other current assets	9,092	7,259

Total current assets	267,399	225,385
Property, plant and equipment, net	50,948	50,721
Goodwill	2,190,715	2,190,715
Intangible assets, net	1,573,975	1,669,985
Deferred income taxes	—	10,438
Deferred financing costs	67,342	75,962
Other assets	1,426	1,636

Total Assets	$4,151,805	$4,224,842

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$13,335	$9,398
Employee compensation	1,897	—
Amounts due to affiliate	20,249	30,022
Deferred revenue and customer deposits	118,458	111,068
Accrued interest payable	46,500	43,739
Current portion of long-term debt	146,597	84,302
Other accrued liabilities	6,116	8,295

Total current liabilities	353,152	286,824
Long-term debt	2,652,477	2,836,498
Post-retirement obligations	8,713	—
Amounts due to affiliate related to post-retirement obligations	36,714	42,252
Deferred income taxes	33,689	—
Other liabilities	40	135

Total Liabilities	3,084,785	3,165,709

Commitments and contingencies (Note 9)
Owner’s interest	1,067,020	1,084,327
Accumulated deficit	—	(25,194)

Total Owner’s Equity	1,067,020	1,059,133

Total Liabilities and Owner’s Equity	$4,151,805	$4,224,842

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue	$235,347	$216,895	$465,812	$424,283
Operating expenses:
Cost of revenue	70,785	66,913	140,529	129,735
General and administrative expense	26,071	23,708	49,669	46,458
Bad debt expense	5,889	5,719	10,956	11,827
Depreciation and amortization expense	4,440	4,245	8,463	8,084
Amortization of intangibles	48,005	57,829	96,010	115,658

Total operating expenses	155,190	158,414	305,627	311,762

Operating income	80,157	58,481	160,185	112,521
Other (income) expense:
Interest income	(538)	(185)	(705)	(328)
Interest expense	47,715	52,723	104,404	107,899
Other income, net	(1,122)	—	(1,090)	—

Income before income taxes	34,102	5,943	57,576	4,950
Income tax provision	13,331	2,358	22,497	1,964

Net income	$20,771	$3,585	$35,079	$2,986

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Operating activities:
Net income	$35,079	$2,986
Adjustments to net income:
Bad debt expense	10,956	11,827
Depreciation and amortization expense	8,463	8,084
Amortization of intangibles	96,010	115,658
Amortization of deferred financing costs	10,750	13,108
Stock-based compensation expense	514	177
Loss on disposition of assets	28	9
Deferred tax provision	22,497	1,964
Changes in operating assets and liabilities:
Accounts receivable	(28,737)	(18,852)
Deferred directory costs	(9,701)	(20,698)
Other current assets	(1,833)	2,554
Other long term assets	210	—
Accounts payable and other liabilities	1,685	(954)
Accrued interest	2,761	(6,012)
Deferred revenue and customer deposits	7,390	48,158
Amounts due to affiliates	(7,805)	(26,676)
Employee benefit plan obligations	577	—
Other long-term liabilities	(95)	(383)
Amounts due to affiliate related to post-retirement benefits	2,598	3,242

Cash provided by operating activities	151,347	134,192

Investing activities:
Expenditures for property, plant and equipment	(1,672)	(3,795)
Capitalized software development costs	(7,046)	(17,156)
Acquisition of Dex West	—	5,251

Cash used for investing activities	(8,718)	(15,700)

Financing activities:
Proceeds from borrowings on revolving credit facility	79,500	23,000
Repayments of borrowings on revolving credit facility	(36,000)	(23,000)
Payments on long-term debt	(165,226)	(108,000)
Payment of financing costs	(2,130)	(1,659)
Distribution to owner	(27,706)	(11,689)

Cash used for financing activities	(151,562)	(121,348)

Cash and cash equivalents:
Decrease	(8,933)	(2,856)
Beginning balance	8,933	4,658

Ending balance	$—	$1,802

Supplemental cash flow disclosures:
Interest paid	$94,185	$100,857
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of business

(a)	The Company
      Dex Media West LLC (“Dex Media West” or the “Company”) is a subsidiary of Dex Media West, Inc. and an indirect wholly-owned subsidiary of Dex Media, Inc. (“Dex Media”). Dex Media West is the exclusive official directory publisher for Qwest Corporation, the local exchange carrier of Qwest Communications International, Inc. (“Qwest”) in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”).
      Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (collectively, the “Sponsors”).
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
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instruction of the Securities and Exchange Commission (“SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial position as of June 30, 2005 and December 31, 2004, and the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.
      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003, and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.
      The accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2004 include all material adjustments required under purchase accounting related to the Acquisition subsequent to September 9, 2003.

(b)	Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2005 presentation.

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation
      The condensed consolidated financial statements of the Company include the results of operations, financial position, and cash flows of Dex Media West and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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
      The sale of advertising in printed directories published by the Company is its primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery.
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. During the three months and six months ended June 30, 2005, the Company published 33 and 75 directories, respectively. During the three months and six months ended June 30, 2004, the Company published 28 and 69 directories, respectively.
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s financial results for the three months and six months ended June 30, 2005 and 2004.
      In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of Revenue
      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the Company’s cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which are amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which are amortized and recognized in that period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period. Such differences may be significant.
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

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company would have been as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Income
As reported	$20,771	$3,585	$35,079	$2,986
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	160	95	314	107
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(246)	(164)	(496)	(238)

Pro forma	$20,685	$3,516	$34,897	$2,855

(f)	Income Tax Provision
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
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized. No valuation allowance has been established against deferred tax assets as of June 30, 2005 or December 31, 2004.

(g)	New Accounting Standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment”. SAB No. 107 provides an interpretation of SFAS No. 123R, “Share-based Payment” and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share- based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the options outstanding

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of June 30, 2005, the Company has determined that the adoption of SAB No. 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

4.	Goodwill and Intangible Assets
      During the six months ended June 30, 2005 goodwill was not impaired or otherwise adjusted.
      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of June 30, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$890,000	$(295,269)	$594,731	20 years	(1)
Customer relationships — national	252,000	(59,792)	192,208	25 years	(1)
Non-compete/publishing agreements	359,000	(16,598)	342,402	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(28,048)	36,952	4 years
Advertising agreement	26,000	(3,318)	22,682	14 years

Totals	$1,977,000	$(403,025)	$1,573,975

	As of December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$890,000	$(227,181)	$662,819	20 years	(1)
Customer relationships — national	252,000	(45,102)	206,898	25 years	(1)
Non-compete/publishing agreements	359,000	(12,019)	346,981	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(20,310)	44,690	4 years
Advertising agreement	26,000	(2,403)	23,597	14 years

Totals	$1,977,000	$(307,015)	$1,669,985

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt
      Long-term debt is comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004

Notes Payable to Banks: (equal right of payment)
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 1.25% (weighted average of 4.57% at June 30, 2005)	$391,841	$492,848
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 4.93% at June 30, 2005)	916,933	981,152
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable interest spread of 0.25% and at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 4.75% at June 30, 2005)	43,500	—
Unsecured Notes Payable: (in descending order of right of payment; senior notes equal right of payment)
Unsecured senior notes payable, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior notes payable, due November 2011, bearing interest at 5.875%	300,000	300,000
Unsecured senior subordinated notes payable, due August 2013, bearing interest at 9.875%	761,800	761,800

	2,799,074	2,920,800
Less: current portion of long-term debt	(146,597)	(84,302)

	$2,652,477	$2,836,498

      Dex Media West registered its 5 7/8% senior notes with the SEC through an exchange offer completed on March 8, 2005. As of June 30, 2005, there were $43.5 million of borrowings under the revolving loan. The Company paid interest and fees on the revolving loan, interest rate swaps and outstanding notes of $93.3 million and $99.6 million during the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 the Company was in compliance with all covenants under its credit facility.

6.	Derivative Instruments and Hedging Activities
      In October 2004, the Company entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Company has not designated these interest rate swap agreements as hedging instruments and therefore reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months ended June 30, 2005, the Company recorded a loss of $1.1 million, which has been recorded as an increase to interest expense. For the six months ended June 30, 2005, the Company recorded a gain of $1.4 million, which has been recorded as a reduction to interest expense.
      In May 2005 and June 2005, the Company terminated the six floating interest rate swap agreements entered into in November 2004. Under the terms of the floating interest rate swaps, the Company received fixed interest payments that match the interest obligations of the 5 7/8% notes issued in November 2004 and made floating interest payments, thereby converting the fixed interest rate notes into floating rate debt

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments. The floating interest rate swaps had an aggregate notional amount of $300.0 million, floating rate LIBOR that reset semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and were to expire in November 2011. The Company had not designated these interest rate swap agreements as hedged instruments and therefore, reported all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months and six months ended June 30, 2005, the Company recorded net gains, as a reduction to interest expense, of $7.8 million and $2.2 million, respectively, of which $7.1 million represents the gain recognized upon termination of the swaps resulting in a cumulative net gain of $0.4 million during the life of those swaps. The Company paid $2.1 million upon termination of the swaps.

7.	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”), which permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. In May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, Dex Media discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of June 30, 2005, 6,100,386 shares of Dex Media common stock were available for grant under the 2004 Plan and 2002 Plan, with 67,500 shares of restricted stock issued pursuant to restricted stock agreements. As of December 31, 2004, the maximum number of shares of Dex Media common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650, with 25,000 shares of restricted stock issued pursuant to restricted stock agreements.
      Dex Media’s Compensation Committee determines the exercise price for each option awarded. Outstanding options issued pursuant to the 2002 Plan vest in two segments. Subject to the optionee’s continued employment with the Company: (i) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after and (ii) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met with respect to each year. Options outstanding issued pursuant to the 2004 Plan vest in equal annual installments over four years.

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
      Pension costs and other post-retirement benefit costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended June 30, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

(b)	Components of net periodic benefit cost
      The components of net periodic benefit cost for the Company are as follows (in thousands):

	Three Months Ended June 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,281	$285	$1,471	$343
Interest cost	1,722	562	1,713	414
Expected return on plan assets	(2,195)	—	(2,184)	—
Amortization of prior service costs	(54)	(51)	—	(57)
Amortization of net (gain) loss	—	18	—	—

Total net periodic benefit cost	$754	$814	$1,000	$700

	Six Months Ended June 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,837	$656	$2,942	$686
Interest cost	3,435	1,033	3,426	828
Expected return on plan assets	(4,322)	—	(4,368)	—
Amortization of prior service costs	(54)	(108)	—	(114)
Amortization of net (gain) loss	—	18	—	—

Total net periodic benefit cost	$1,896	$1,599	$2,000	$1,400

      Dex Media does not expect to make any contributions to its pension plan in 2005.
      As a result of employee terminations, Dex Media expects that lump sum settlement payments of pension liabilities will exceed pension service and interest costs during the three months ended September 30, 2005. Dex Media expects to record a settlement as defined in SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The result of this settlement accounting will be to record a portion of the company’s unrecognized actuarial gain or loss to income. The Company can not estimate that gain or loss at this time.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to be paid to employers beginning in 2006 if an employer provides alternative prescription drug coverage for Medicare eligible retirees where that alternative coverage is at least actuarially equivalent to the standard coverage provided under the Medicare Act. Final regulations regarding the calculation of actuarial equivalence were issued on January 21, 2005 and it was subsequently determined that the plan’s prescription drug benefit for certain occupational (union) employees is projected to satisfy the requirements to receive the federal subsidy for approximately eight years beginning in 2006. The expected savings was not included in the 2004 financial results, but is expected to be reflected in the net periodic benefit cost for 2005 and later years.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with FASB Staff Position No. 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the reduction in plan liability was recognized as an actuarial gain as of January 1, 2005. This reduced the plan’s liability by approximately $0.1 million as of January 1, 2005. The impact of the subsidy on the total 2005 net periodic benefit cost was immaterial. In addition, the amount of federal subsidies projected to be received by us for the periods 2006 through 2013 are also expected to be immaterial.

9.	Commitments and Contingencies
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

10.	Related Party Transactions
      Upon consummation of the Acquisition, all Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Dex Media Service LLC (“Service Co.”). Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West. As such, as of June 30, 2005, all employee-related liabilities, including pension and other post-retirement obligations, related to non-senior management employees in the state of Washington are included in the Company’s liabilities. All employee-related liabilities for Service Co.’s employees are included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable for the portion of the liability associated with employees providing services to Dex Media West and Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Service Co. employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.
      In connection with the Acquisition, the Company entered into management consulting agreements with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Acquisition of $20.1 million. In addition, each of the Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $5.0 million paid to each of the Sponsors, for an aggregate of $10.0 million, in conjunction with the Dex Media IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, financing or similar transaction in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $1.0 million in advisory fees for the six months ended June 30, 2004.
      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder of Amdocs during 2004. For the six months ended June 30, 2005 and 2004, the Company paid Amdocs $17.8 million and $30.5 million, respectively, under this agreement and for other related on-going support.

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
      We are the largest directory publisher in the Dex West States and, collectively with Dex Media East, are the fourth largest directory publisher in the U.S. During the six months ended June 30, 2005 and 2004, we published 75 and 69 directories, respectively, and printed approximately 17.5 million and 15.5 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex West States. In addition, our Internet-based directory, DexOnline.comtm, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
      We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are small and medium-sized local businesses and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage compared with most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.
      For the six months ended June 30, 2005, we generated approximately 98% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue. For the six months ended June 30, 2005 and 2004, we generated $465.8 million and $424.3 million in total revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our total revenue for the six months ended June, 2004 would have been $462.4 million. See “Results of Operations” in this Item 2.

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

      The non-historical statements in this Item 2, including statements regarding industry outlook and our expectations regarding the future performance of our business, are forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, and our results may differ materially from those contained in any such forward-looking statements. See “Disclosure Regarding Forward-Looking Statements” in this Item 2.
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

Revenue
      We derive virtually all our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.
      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were lower than they otherwise would have been because the Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Acquisition were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise be recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting did not affect our revenue and directory costs in periods subsequent to September 30, 2004. These purchase accounting adjustments are non-recurring and have no impact on cash flows.
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions whereby our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17. Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the six months ended June 30, 2005 and 2004 represented less than 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21.

Cost of Revenue
      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which are amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which are amortized and recognized in that period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in that period. Such differences may be significant.
      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, as well as employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

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
Items Affecting Comparability Between Periods
      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition on September 9, 2003 were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Acquisition was accounted for under the purchase method of accounting. For the six months ended June 30, 2004, our revenue and cost of revenue were $38.1 million and $9.7 million lower, respectively, than they would have been due to the effects of purchase accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. These purchase accounting adjustments are non-recurring and have no historical or future cash impact. The purchase method of accounting will not affect our revenue or directory costs subsequent to September 30, 2004.
      Prior to the Dex Media IPO, we paid an annual management fee of $2.0 million to the Sponsors. In connection with the Dex Media IPO, we made a lump sum payment of $10.0 million in aggregate to the

Sponsors to terminate our obligation to pay such annual advisory fees. For the six months ended June 30, 2004, the Company incurred $1.0 million of annual management fees.

The Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
      The results of operations for the six months ended June 30, 2004 include the effect of purchase accounting on revenue and cost of revenue related to the Acquisition. Accordingly, the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Six Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$386,125	$378,757
National directory services	64,693	31,416
Qwest advertising	3,848	4,304
Other revenue	11,146	9,806

Total revenue	465,812	424,283
Cost of revenue	140,529	129,734

Gross profit, excluding depreciation and amortization expense	$325,283	$294,549
Gross margin	69.8%	69.4%
General and administrative expense, including bad debt expense	$60,625	$58,285

Revenue
      Total revenue increased $41.5 million, or 9.8%, to $465.8 million for the six months ended June 30, 2005 from $424.3 million for the six months ended June 30, 2004. Total revenue for the six months ended June, 2004 was $38.1 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $3.4 million, or 0.7%, for the six months ended June 30, 2005. The increase in total revenue, excluding the effects of purchase accounting, was primarily due to an increase in local and national directory services revenue and an increase in other revenue relating to our Internet product line, and was partially offset by a decrease in Qwest advertising revenue.
      Local and national directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, and are offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Fluctuations in product mix and pricing are among the multiple factors that contributed to the change in local and national directory services revenue.
      Local directory services revenue increased $7.4 million, or 1.9%, to $386.1 million for the six months ended June 30, 2005 compared to $378.8 million for the six months ended June 30, 2004. Local directory service revenue for the six months ended June 30, 2004 was $5.9 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased $1.4 million, or 0.4%, for the six months ended June 30, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.9% and 83.2% of revenue for the six months ended June 30, 2005 and 2004, respectively.

      Revenue from national advertisers increased $33.3 million to $64.7 million for the six months ended June 30, 2005 compared to $31.4 million for the six months ended June 30, 2004. Revenue from national advertisers for the six months ended June 30, 2004 was $32.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers increased $1.1 million, or 1.7%, for the six months ended June 30, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 13.9% and 13.8% of revenue for the six months ended June 30, 2005 and 2004, respectively.
      Revenue from Qwest advertising decreased $0.5 million, or 10.6% to $3.8 million for the six months ended June 30, 2005 from $4.3 million for the six months ended June 30, 2004. This decrease in Qwest advertising revenue was a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million collectively in advertising annually from us and Dex Media East. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess will be credited to the following year’s purchase commitment. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue increased by $1.3 million, or 13.7%, to $11.1 million for the six months ended June 30, 2005 from $9.8 million for the six months ended June 30, 2004. This increase in other revenue was related primarily due to an increase in Internet revenue, and was partially offset by a decrease in direct marketing revenue.

Cost of revenue
      Cost of revenue recognized was $140.5 million for the six months ended June 30, 2005 compared to $129.7 million for the six months ended June 30, 2004. Cost of revenue recognized for the six months ended June 30, 2004 was $9.7 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 30.2% and 30.1% of revenue for the six months ended June 30, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.
      For the six months ended June 30, 2005 and 2004, we incurred costs subject to deferral and amortization of $146.9 million and $147.0 million, respectively.
      Employee costs incurred decreased by $3.0 million, or 4.9%, to $57.7 million for the six months ended June 30, 2005 from $60.7 million for the six months ended June 30, 2004. This decrease primarily resulted from a reduction in the number of employees, which related primarily to planned workforce reductions.
      Direct publishing costs incurred, which primarily include paper, printing and distribution, increased $0.2 million, or 0.4%, to $56.0 million for the six months ended June 30, 2005 from $55.8 million for the six months ended June 30, 2004. The increase primarily was a result of the introduction of new directories, and was partially offset by a decrease in printing costs due to the implementation of a new printing agreement with one of the two outside providers of printing services.
      Contracting and professional fees incurred increased $4.5 million, or 72.6%, to $10.7 million for the six months ended June 30, 2005 from $6.2 million for the six months ended June 30, 2004. This increase was primarily due to costs related to supporting our new production system, which we began to incur in the second quarter of 2004.
      National commissions was $15.5 million for the six months ended June 30, 2005 and for the same period in 2004.
      Other cost of revenue incurred, which primarily includes systems expense, and office and facilities expense, was $7.0 million for the six months ended June 30, 2005 compared to $8.8 million for the six months ended June 30, 2004.

Gross profit
      Our gross profit was $325.3 million for the six months ended June 30, 2005 compared to $294.5 million for the six months ended June 30, 2004. Excluding the effects of purchase accounting in 2004, gross profit for the six months ended June 30, 2004 would have been $322.9 million. Gross margin, excluding the effects of purchase accounting in 2004, was 69.8% and 69.9% for the six months ended June 30, 2005 and 2004, respectively.

General and administrative expense
      General and administrative expense, including bad debt expense, increased $2.3 million or 3.9%, to $60.6 million for the six months ended June 30, 2005 from $58.3 million for the six months ended June 30, 2004. The increase was primarily due to increases in employee costs and in contracting and professional fees offset by decreases in advertising expense and bad debt expense.
      Employee costs increased $3.0 million, or 18.2%, to $19.5 million for the six months ended June 30, 2005 compared to $16.5 million for the six months ended June 30, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $10.6 million for the six months ended June 30, 2005 compared to $10.4 million for the six months ended June 30, 2004. Benefits increased $0.3 million, or 5.8%, to $5.5 million for the six months ended June, 2005 from $5.2 million for the six months ended June 30, 2004. Other employee costs increased $2.5 million for the six months ended June 30, 2005 to $3.4 million from $0.9 million for the six months ended June 30, 2004. This increase was primarily related to recognition of net accrued severance costs of $2.2 million in connection with planned workforce reductions during the three months ended June 30, 2005.
      Advertising expense decreased $0.2 million, or 2.3%, to $8.6 million for the six months ended June 30, 2005 from $8.8 million for the six months ended June 30, 2004. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, decreased to 1.8% for the six months ended June 30, 2005 from 1.9% for the six months ended June 30, 2004.
      Contracting and professional fees increased $0.7 million, or 6.7%, to $11.2 million for the six months ended June 30, 2005 from $10.5 million for the six months ended June 30, 2004. For the six months ended June 30, 2004, contracting and professional fees included $1.0 million of annual advisory fees paid to our Sponsors. This fee was terminated in conjunction with the Dex Media IPO and therefore was not incurred in the six months ended June 30, 2005. The decrease in such advisory fees was offset by an increase in on-going support costs related to our new production system, which we began incurring in the second quarter of 2004.
      Bad debt expense decreased $0.9 million, or 7.4%, to $11.0 million for the six months ended June 30, 2005 from $11.8 million for the six months ended June 30, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 2.4% for the six months ended June 30, 2005 and 2.6% for the six months ended June 30, 2004.
      All other general and administrative expense was $10.3 million and $10.7 million for the six months ended June 30, 2005 and 2004, respectively.

Amortization of intangibles
      For the six months ended June 30, 2005 and 2004 we recognized $96.0 million and $115.7 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense from the prior year was the result of a declining method used to amortize the value of the acquired customer accounts in proportion with their estimated retention lives.

Interest expense
      Interest expense was $104.4 million and $107.9 million for the six months ended June 30, 2005 and 2004, respectively. Interest expense for the six months ended June, 2005 and 2004 includes $10.7 million and $13.1 million, respectively, of amortization of deferred financing costs.

Income taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of June 30, 2005 we have recorded $6.8 million of net deferred income tax liabilities. Included in the net deferred tax liability is a deferred tax asset of $34.0 million relating to estimated net operating loss carryforwards of $87.1 million. As of December 31, 2004 we recorded $15.7 million of net deferred income tax assets, of which $42.5 million resulted from estimated net operating loss carryforwards of $110.6 million, pending the filing of the 2004 income tax return. Net operating loss carryforwards do not begin to expire until 2023. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.
Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For the six months ended June 30, 2005, approximately 98% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROMs. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.
      While we do not believe there has been any material change in our advertiser account renewal rate, we were unable to report our renewal rate in 2004 or to date in 2005 due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

Segmented Pricing
      We are continuing to implement a more sophisticated segmented pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention ultimately improving revenue growth as we better align our pricing with our customers’ perception of value.

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

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Pages local search site during 2004 and in the first quarter of 2005 in the Dex States as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clickstm, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure, however, will be moderated due to the fact that prices under both our paper agreements are subject to certain price escalation limits.

New Accounting Standards
      On March 29, 2005, the SEC released SAB No. 107, which provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of June 30, 2005, the Company has determined that the adoption of SAB No. 107 will not have a material impact on its results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the FASB issued SFAS No. 154. This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle has always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.
Cautionary Note Regarding Forward-Looking Statements
      This quarterly report contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004 and include, but are not limited to: (i) our substantial indebtedness, which could impair our ability to operate our business; (ii) the terms of our subsidiaries’ credit facilities and indentures, which may restrict our access to cash flow and our ability to pursue our business strategies; (iii) increased competitive pressure from other directory publishers or media companies; (iv) the loss of any of our key agreements with Qwest; (v) declining usage of printed yellow page directories; (vi) our inability to renew customer advertising contracts; (vii) risks related to the start-up of new print or Internet directories and media services; (viii) our practice of extending credit to small and medium-sized businesses; (ix) our dependence on third-party providers of printing, distribution and delivery services; (x) the impact of fluctuations in the price or availability of paper; (xi) our failure to successfully convert to the Amdocs software system; (xii) the impact of turnover among sales representatives or the loss of key personnel; (xiii) the occurrence of work stoppages; and (xiv) general economic, market or business conditions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions.
      In particular, forward-looking statements include, but are not limited to, statements made under the heading “Management’s Narrative Analysis of Results of Operations” relating to our strategies, revenue and cost trends, gross margins, cost savings benefits, industry and competitive forces, our segmented pricing strategy, usage of DexOnline.com and Dex Web Clicks and the impact on the Company of recent accounting pronouncements.
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
      Dex Media West maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
      During the three months ended June 30, 2005, there was no change in Dex Media West’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media West’s internal controls over financial reporting.

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
      On June 16, 2005, Dex Media West amended its Credit Agreement, as amended and restated, to, among other things: (i) permit Dex Media West to engage in accounts receivable securitization transactions not exceeding $232.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by the Company from $40.6 million to $58.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such Credit Agreement.

Item 6.	Exhibits

Exhibits	Description

Exhibit 10.1	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.2	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.3	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.4	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.5	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibits	Description

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

DEX MEDIA WEST LLC

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: August 8, 2005

EXHIBIT INDEX

Exhibits	Description

Exhibit 10.1	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.2	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.3	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.4	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.5	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.