Form 10-Q
period 2005-09-30
DEX MEDIA WEST LLC
filed 2005-11-10
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 333-112694
Dex Media West LLC
(Exact name of registrant as specified in its charter)

Delaware	25-1903487
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
198 Inverness Drive West
Englewood, Colorado
80112
(Address of principal executive offices)
(303) 784-2900
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$8,933
Accounts receivable, net	74,793	48,109
Deferred directory costs	173,942	155,819
Current deferred income taxes	22,640	5,265
Other current assets	9,620	7,259

Total current assets	280,995	225,385
Property, plant and equipment, net	51,894	50,721
Goodwill	2,190,715	2,190,715
Intangible assets, net	1,525,970	1,669,985
Deferred income taxes	—	10,438
Deferred financing costs	63,531	75,962
Other assets	1,379	1,636

Total Assets	$4,114,484	$4,224,842

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$20,215	$9,398
Employee compensation	2,614	—
Amounts due to affiliate	31,676	30,022
Deferred revenue and customer deposits	127,402	111,068
Accrued interest payable	24,121	43,739
Current portion of long-term debt	123,924	84,302
Other accrued liabilities	6,024	8,295

Total current liabilities	335,976	286,824
Long-term debt	2,619,547	2,836,498
Post-retirement obligations	9,002	—
Amounts due to affiliate related to post-retirement obligations	39,126	42,252
Deferred income taxes	41,277	—
Other liabilities	23	135

Total Liabilities	3,044,951	3,165,709

Commitments and contingencies (Note 9)
Owner’s interest	1,067,275	1,084,327
Retained earnings (accumulated deficit)	2,258	(25,194)

Total Owner’s Equity	1,069,533	1,059,133

Total Liabilities and Owner’s Equity	$4,114,484	$4,224,842

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue	$238,255	$221,852	$704,588	$646,413
Operating expenses:
Cost of revenue, excluding depreciation and amortization	70,270	68,537	210,799	198,272
General and administrative expense	25,608	28,499	75,277	74,958
Bad debt expense	7,964	5,540	18,920	17,367
Termination of annual advisory fees	—	10,000	—	10,000
Depreciation and amortization expense	5,180	5,116	13,642	13,200
Amortization of intangibles	48,005	57,829	144,015	173,486

Total operating expenses	157,027	175,521	462,653	487,283

Operating income	81,228	46,331	241,935	159,130
Other (income) expense:
Interest income	(89)	(93)	(272)	(143)
Interest expense	50,964	54,439	155,368	162,338
Other expense (income), net	17	17	(1,073)	17

Income before income taxes	30,336	(8,032)	87,912	(3,082)
Income tax provision (benefit)	11,847	(3,189)	34,345	(1,225)

Net income (loss)	$18,489	$(4,843)	$53,567	$(1,857)

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Operating activities:
Net income	$53,567	$(1,857)
Adjustments to net income:
Bad debt expense	18,920	17,367
Depreciation and amortization expense	13,642	13,200
Amortization of intangibles	144,015	173,486
Amortization of deferred financing costs	14,584	19,835
Stock-based compensation expense	769	443
Loss on disposition of assets	28	9
Deferred tax provision	34,345	(1,225)
Changes in operating assets and liabilities:
Accounts receivable	(45,604)	(26,974)
Deferred directory costs	(18,123)	(25,190)
Other current assets	(2,361)	(1,203)
Other long term assets	257	1,161
Accounts payable and other liabilities	9,187	3,069
Accrued interest	(19,618)	(29,404)
Deferred revenue and customer deposits	16,334	61,638
Amounts due to affiliates	(4,234)	(2,742)
Employee benefit plan obligations	865	—
Other long-term liabilities	(112)	(197)
Amounts due to affiliate related to post-retirement benefits	5,011	4,818

Cash provided by operating activities	221,472	206,234

Investing activities:
Expenditures for property, plant and equipment	(1,531)	(5,125)
Capitalized software development costs	(13,312)	(20,551)
Acquisition of Dex West	—	5,185

Cash used for investing activities	(14,843)	(20,491)

Financing activities:
Proceeds from borrowings on revolving credit facility	112,500	23,000
Repayments of borrowings on revolving credit facility	(94,500)	(23,000)
Payments on long-term debt	(195,329)	(188,200)
Payment of financing costs	(2,153)	(1,851)
Distribution to owner	(36,080)	(17,487)
Contribution from owner	—	20,052

Cash used for financing activities	(215,562)	(187,486)

Cash and cash equivalents:
Decrease	(8,933)	(1,743)
Beginning balance	8,933	4,658

Ending balance	$—	$2,915

Supplemental cash flow disclosures:
Interest paid	$164,458	$171,960
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

(a) General
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instruction of the Securities and Exchange Commission (“SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial position as of September 30, 2005 and December 31, 2004, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.
      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003, and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year.
      The accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2004 include all material adjustments required under purchase accounting related to the Acquisition subsequent to September 9, 2003.

(b) Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2005 presentation. During the three months ended September 30, 2005, the Company reclassified amounts for late fees received from its customers from interest income to revenue. Late fees received for the three months ended September 30, 2005 and 2004, $0.5 million and $0.2 million, respectively, were recorded in revenue in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2005 and 2004, late fees of $1.1 million and $0.4 million, respectively, were recorded in revenue in the accompanying condensed consolidated statements of operations.

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
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
case of directories with extended lives. During the three months and nine months ended September 30, 2005, the Company published 34 and 109 directories, respectively, of which 13 were new directories published in the nine months ended September 30, 2005. During the three months and nine months ended September 30, 2004, the Company published 27 and 96 directories, respectively.
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such transactions were not significant to the Company’s financial results for the three months and nine months ended September 30, 2005 and 2004.
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
      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third-party certified marketing representatives which act as the Company’s channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery. From time to time the Company may choose to change the publication dates of certain directories to more effectively manage work and customer flow. In such cases, the estimated life of the related unamortized deferred cost of revenue is revised to amortize such cost over the new remaining estimated life. Changes in directory publication dates typically do not result in any additional direct incurred costs.

(e) Stock-Based Compensation
      The Company accounts for the Stock Option Plan of Dex Media, Inc. and the Dex Media, Inc. 2004 Incentive Award Plan, as more fully discussed in Note 7, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to Dex Media becoming a publicly traded company and the fair value method after Dex Media became a publicly traded company, both of which are prescribed by Statement of Financial

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company would have been as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Income (loss):
As reported	$18,489	$(4,843)	$53,567	$(1,857)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	155	160	469	267
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(242)	(232)	(737)	(470)

Pro forma	$18,402	$(4,915)	$53,299	$(2,060)

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
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized. No valuation allowance has been established against deferred tax assets as of September 30, 2005 or December 31, 2004.

(g) Computer Software
      During the three months ended September 30, 2005, the Company shortened the estimated useful life of certain software projects. The Company accounts for such changes in estimate prospectively from the date of the change.

(h) New Accounting Standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment”. SAB No. 107 provides an interpretation of SFAS No. 123R, “Share-based Payment” and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123R. Based upon the options outstanding as of September 30, 2005, the Company does not expect that the adoption of SAB No. 107 will have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Originally, registrants would have been required to implement the standard as of the beginning of the first interim or annual period beginning after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
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
      During the nine months ended September 30, 2005 goodwill was not impaired or otherwise adjusted.
      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of September 30, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$890,000	$(329,313)	$560,687	20 years	(1)
Customer relationships — national	252,000	(67,137)	184,863	25 years	(1)
Non-compete/publishing agreements	359,000	(18,887)	340,113	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(31,917)	33,083	4 years
Advertising agreement	26,000	(3,776)	22,224	14 years

Totals	$1,977,000	$(451,030)	$1,525,970

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
      The Company evaluates the carrying value of goodwill and indefinite-lived intangibles at the end of the third quarter of each fiscal year. Based upon the evaluation performed as of September 30, 2005, goodwill and the indefinite-lived intangibles were deemed not to be impaired.

5.	Long-Term Debt
      Long-term debt is comprised of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004

Notes Payable to Banks: (equal right of payment)
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 1.25% (weighted average of 5.02% at September 30, 2005)	$376,227	$492,848
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 5.47% at September 30, 2005)	902,444	981,152
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable interest spread of 0.25% and at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 5.57% at September 30, 2005)	18,000	—
Unsecured Notes Payable: (in descending order of right of payment; senior notes equal right of payment)
Unsecured senior notes payable, due August 2010, bearing interest at 8.5%	385,000	385,000
Unsecured senior notes payable, due November 2011, bearing interest at 5.875%	300,000	300,000
Unsecured senior subordinated notes payable, due August 2013, bearing interest at 9.875%	761,800	761,800

	2,743,471	2,920,800
Less: current portion of long-term debt	(123,924)	(84,302)

	$2,619,547	$2,836,498

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dex Media West registered its 5.875% senior notes with the SEC through an exchange offer completed on March 8, 2005. As of September 30, 2005, there were $18.0 million of borrowings under the revolving loan. The Company paid interest and fees on the revolving loan, interest rate swaps and outstanding notes of $163.2 million and $170.1 million during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 the Company was in compliance with all covenants under its credit facility.

6.	Derivative Instruments and Hedging Activities
      In October 2004, the Company entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. The Company has not designated these interest rate swap agreements as hedging instruments and therefore reports all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the three months ended September 30, 2005, the Company recorded a gain of $1.5 million, which has been recorded as a reduction to interest expense. For the nine months ended September 30, 2005, the Company recorded a gain of $2.9 million, which has been recorded as a reduction to interest expense.
      In May 2005 and June 2005, the Company terminated the six floating interest rate swap agreements entered into in November 2004. Under the terms of the floating interest rate swaps, the Company received fixed interest payments that match the interest obligations of the 5.875% notes issued in November 2004 and made floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps had an aggregate notional amount of $300.0 million, floating rate LIBOR that reset semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and were to expire in November 2011. The Company had not designated these interest rate swap agreements as hedged instruments and therefore, reported all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the nine months ended September 30, 2005, the Company recorded net gains, as a reduction to interest expense, of $2.2 million. Upon termination of the swaps a cumulative net gain was recognized of $0.4 million during the life of those swaps. The Company paid $2.1 million upon termination of the swaps.
      The Company does not speculate using derivative instruments.

7.	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”), which permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. In May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, Dex Media discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of September 30, 2005, 6,075,820 shares of Dex Media common stock were available for grant under the 2004 Plan and 2002 Plan, with 67,500 shares of restricted stock issued pursuant to restricted stock agreements. As of December 31, 2004, the maximum number of shares of Dex Media common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650, with 25,000 shares of restricted stock issued pursuant to restricted stock agreements.
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
      Pension costs and other post-retirement benefit costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended September 30, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

(b) Components of net periodic benefit cost
      The components of net periodic benefit cost for the Company are as follows (dollars in thousands):

	Three Months Ended September 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,339	$328	$1,471	$343
Interest cost	1,622	516	1,713	414
Expected return on plan assets	(1,984)	—	(2,184)	—
Amortization of prior service costs	(27)	(54)	—	(57)
Amortization of net loss	—	9	—	—

Total net periodic benefit cost	$950	$799	$1,000	$700

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,

	2005		2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$4,176	$984	$4,413	$1,029
Interest cost	5,057	1,549	5139	1,242
Expected return on plan assets	(6,306)	—	(6,552)	—
Amortization of prior service costs	(81)	(162)	—	(171)
Amortization of net loss	—	27	—	—

Total net periodic benefit cost	$2,846	$2,398	$3,000	$2,100

      Dex Media does not expect to make any contributions to its pension plan in 2005.
      On August 1, 2005, a settlement of the Company’s defined benefit pension obligation occurred as defined by SFAS No. 88 “Employers Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.” At that time, lump sum payments to participants exceeded the sum of the service cost plus the interest cost component of the net periodic pension costs for the year. The settlement resulted in the recognition of 1.2 million in actuarial losses. In addition, the 2005 pension expense was recomputed based on assumptions as of the settlement date, including a decrease in the discount rate from 6.00% to 5.50%. This resulted in an immaterial change to pension expense for the remainder of the year. Both the settlement loss and 2005 pension expense will be remeasured and adjusted, if necessary, at December 31, 2005.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to be paid to employers beginning in 2006 if an employer provides alternative prescription drug coverage for Medicare eligible retirees where that alternative coverage is at least actuarially equivalent to the standard coverage provided under the Medicare Act. Final regulations regarding the calculation of actuarial equivalence were issued on January 21, 2005 and it was subsequently determined that the pension plan’s prescription drug benefit for certain occupational (union) employees is projected to satisfy the requirements to receive the federal subsidy for approximately eight years beginning in 2006. The expected savings was not included in the 2004 financial results, but is reflected in the net periodic benefit cost for 2005. The impact of the subsidy was less than $0.1 million for the three months and nine months ended September 30, 2005.
      In accordance with FASB Staff Position No. 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the reduction in plan liability was recognized as an actuarial gain as of January 1, 2005. This reduced the pension plan’s liability by approximately $0.1 million as of January 1, 2005. The impact of the subsidy on the total 2005 net periodic benefit cost was immaterial. In addition, the amount of federal subsidies projected to be received by the Company for the periods 2006 through 2013 are also expected to be immaterial.

9.	Commitments and Contingencies

(a) Litigation
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Collective Bargaining Agreement
      As of September 30, 2005, 22% and 43% of Dex Media’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. Some of these employees provide services to the Company, Dex Media East or both. The collective bargaining agreement covering the IBEW members’ employment will expire in May 2006 and the collective bargaining agreement covering the CVWA members’ employment will expire in October 2006.

10.	Related Party Transactions
      Upon consummation of the Acquisition, all Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Dex Media Service LLC (“Service Co.”). Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West. As such, as of September 30, 2005, all employee-related liabilities, including pension and other post-retirement obligations, related to non-senior management employees in the state of Washington are included in the Company’s liabilities. All employee-related liabilities for Service Co.’s employees are included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable for the portion of the liability associated with employees providing services to Dex Media West and Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Service Co. employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.
      In connection with the Acquisition, the Company entered into management consulting agreements with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Acquisition of $20.1 million. In addition, each of the Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $5.0 million paid to each of the Sponsors, for an aggregate of $10.0 million, in conjunction with the Dex Media IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, financing or similar transaction in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $1.0 million in advisory fees for the nine months ended September 30, 2004.
      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder of Amdocs during 2004. For the nine months ended September 30, 2005 and 2004, the Company paid Amdocs $26.4 million and $41.3 million, respectively, under this agreement and for other related on-going support.

11.	Subsequent Events
      On October 3, 2005, Dex Media, R.H. Donnelley Corporation (“RHD”) and Forward Acquisition Corp. (“Newco”), a wholly owned subsidiary of RHD, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Dex Media will merge with and into Newco (the “Merger”). Upon the consummation of the Merger, each share of Dex Media common stock will be converted into the right to

DEX MEDIA WEST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receive $12.30 in cash and 0.24154 of a share of RHD common stock. RHD will also assume Dex Media’s outstanding debt expected to be approximately $5.3 billion at December 31, 2005. The consummation of the Merger is subject to the satisfaction or waiver of a number of conditions at or prior to the effective time of the merger, including: (i) receipt of the approval of the holders of capital stock of Dex Media and RHD required for the completion of the Merger and the transactions contemplated by the Merger Agreement and (ii) expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
      During the three months ended September 30, 2005, we incurred $0.9 million of costs related to Dex Media’s pending acquisition by RHD. These costs primarily relate to legal and accounting fees and are included in general and administrative expense in our condensed consolidated statements of operations.
      The Company is currently under audit by the Internal Revenue Service (the “IRS”) for the tax years ending November 30, 2002 and 2003. In October 2005, in connection with the audit, the Company and the IRS agreed that approximately $49 million of costs incurred to consummate the Dex West Acquisition should be capitalized to the cost of the assets acquired and amortized over 15 years. This settlement is not material to our financial position, results of operations, or cash flows.

Item 2.	Management’s Narrative Analysis of Results of Operations
      Pursuant to General Instructions H(2)(a) of Form 10-Q:(i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s narrative analysis of results of operations.
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
      We are the largest directory publisher in the Dex West States and, collectively with Dex Media East, are the fourth largest directory publisher in the U.S. During the nine months ended September 30, 2005 and 2004, we published 109 and 96 directories, respectively, and printed approximately 25.9 million and 21.9 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex West States. In addition, our Internet-based directory, DexOnline.com™, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
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
      For the nine months ended September 30, 2005, we generated approximately 97% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 3% of our total revenue. For the nine months ended September 30, 2005 and 2004, we generated $704.6 million and $646.4 million in total revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our total revenue for the nine months ended September 30, 2004 would have been $693.2 million. See “Results of Operations” in this Item 2.

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
Results of Operations

Overview
      Our consolidated financial statements included in this quarterly report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These publication date changes are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect additional revenue for periods related to directory extensions and under the deferral and amortization method of accounting, our related unamortized cost of revenue is amortized over the extended estimated useful life of the directory. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

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
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions whereby our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17. Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the nine months ended September 30, 2005 and 2004 represented less than 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.

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
Items Affecting Comparability Between Periods
      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition on September 9, 2003 were $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Acquisition was accounted for under the purchase method of accounting. For the nine months ended September 30, 2004, our revenue and cost of revenue were $46.8 million and $10.5 million lower, respectively, than they would have been due to the effects of purchase accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. These purchase accounting adjustments were non-recurring and had no historical or future cash impact. The purchase method of accounting did not affect our revenue or directory costs subsequent to September 30, 2004.
      Prior to the Dex Media IPO, we paid an aggregate annual advisory fee of $2.0 million to the Sponsors. In connection with the Dex Media IPO, we made a lump sum payment of $10.0 million in aggregate to the

Sponsors to terminate our obligation to pay such annual advisory fees. For the nine months ended September 30, 2004, the Company incurred $1.0 million of annual management fees.
      During the nine months ended September 30, 2005, the Company recorded a pension settlement loss in the amount of $1.2 million as a result of lump sum payments to participants in excess of the sum of the service cost plus the interest cost component of the periodic pension costs for the year. No pension settlement losses were recorded in the three months or nine months ended September 30, 2004.
      During the nine months ended September 30, 2004 the Company paid and recorded a redemption fee of $1.8 million to redeem a portion of its senior subordinated notes in conjunction with the Dex Media IPO in July 2004. The Company also made accelerated interest payments in the amount of less than $0.1 million related to the senior subordinated note redemptions. These payments were recorded as interest expense in the three months and nine months ended September 30, 2004. The Company did not redeem any portion of the notes in 2005 and therefore has not incurred similar interest expense in the nine months ended September 30, 2005.
      During the nine months ended September 30, 2005, we incurred $0.9 million of costs related to our pending acquisition by RHD. These costs primarily relate to legal and accounting fees and are included in general and administrative expense in our condensed consolidated statements of operations. No such costs were incurred during the nine months ended September 30, 2004.

The Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
      The results of operations for the nine months ended September 30, 2004 include the effect of purchase accounting on revenue and cost of revenue related to the Acquisition. Accordingly, the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 2 and the discussion below for detail regarding the effects of these adjustments.

	Nine Months Ended
	September 30,

	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$582,996	$567,871
National directory services	96,573	57,349
Qwest advertising	6,067	6,424
Other revenue	18,952	14,769

Total revenue	704,588	646,413
Cost of revenue	210,799	198,272

Gross profit, excluding depreciation and amortization expense	$493,789	$448,141
Gross margin	70.1%	69.3%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$94,197	$102,325

Revenue
      Total revenue increased $58.2 million, or 9.0%, to $704.6 million for the nine months ended September 30, 2005 from $646.4 million for the nine months ended September 30, 2004. Total revenue for the nine months ended September 30, 2004 was $46.8 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $11.4 million, or 1.6%, for the nine months ended September 30, 2005. The increase in total revenue, excluding the effects of purchase accounting, was primarily due to an increase in local and national directory services revenue and an increase in other revenue relating to our Internet product line.

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
      Local directory services revenue increased $15.1 million, or 2.7%, to $583.0 million for the nine months ended September 30, 2005 compared to $567.9 million for the nine months ended September 30, 2004. Local directory service revenue for the nine months ended September 30, 2004 was $9.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased $5.5 million, or 1.0%, for the nine months ended September 30, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.7% and 83.3% of revenue for the nine months ended September 30, 2005 and 2004, respectively.
      Revenue from national advertisers increased $39.2 million, or 68.4%, to $96.6 million for the nine months ended September 30, 2005 compared to $57.3 million for the nine months ended September 30, 2004. Revenue from national advertisers for the nine months ended September 30, 2004 was $37.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers increased $2.1 million, or 2.2%, for the nine months ended September 30, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 13.7% and 13.6% of revenue for the nine months ended September 30, 2005 and 2004, respectively.
      Revenue from Qwest advertising decreased $0.4 million, or 5.6% to $6.1 million for the nine months ended September 30, 2005 from $6.4 million for the nine months ended September 30, 2004. This decrease in Qwest advertising revenue was a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million collectively in advertising annually from us and Dex Media East. However, if in any given year Qwest exceeds the $20.0 million of advertising purchases, up to $5.0 million of the excess will be credited to the following year’s purchase commitment. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue increased by $4.2 million, or 28.3%, to $19.0 million for the nine months ended September 30, 2005 from $14.8 million for the nine months ended September 30, 2004. This increase in other revenue was related primarily due to an increase in Internet revenue and late fee revenue, and was partially offset by a decrease in direct marketing revenue.

Cost of revenue
      Cost of revenue recognized was $210.8 million for the nine months ended September 30, 2005 compared to $198.3 million for the nine months ended September 30, 2004. Cost of revenue recognized for the nine months ended September 30, 2004 was $10.5 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 29.9% and 30.1% of revenue for the nine months ended September 30, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.
      For the nine months ended September 30, 2005 and 2004, we incurred costs subject to deferral and amortization of $223.2 million and $221.0 million, respectively.

      Employee costs incurred decreased by $4.9 million, or 5.4%, to $86.6 million for the nine months ended September 30, 2005 from $91.5 million for the nine months ended September 30, 2004. This decrease primarily resulted from a reduction in the number of employees, which related primarily to planned workforce reductions.
      Direct publishing costs incurred, which primarily include paper, printing and distribution, increased $2.5 million, or 3.1%, to $83.5 million for the nine months ended September 30, 2005 from $81.0 million for the nine months ended September 30, 2004. The increase primarily was a result of the introduction of five new Dex PlusTM directories, and was partially offset by a decrease in printing costs due to the implementation of a new printing agreement with one of our two outside providers of printing services.
      Contracting and professional fees incurred increased $5.8 million, or 50.4%, to $17.3 million for the nine months ended September 30, 2005 from $11.5 million for the nine months ended September 30, 2004. This increase was primarily due to costs related to supporting our new production system, which we began to incur in the second quarter of 2004, and incremental costs paid to vendors related to the fulfillment of Dex Web Clicks™ which launched in early 2005.
      National commissions was $25.1 million for the nine months ended September 30, 2005 compared to $23.7 million for the nine months ended September 30, 2004.
      Other cost of revenue incurred, which primarily includes systems expense, and office and facilities expense, was $10.7 million for the nine months ended September 30, 2005 compared to $13.3 million for the nine months ended September 30, 2004. The increase was primarily a result of commissions on extension billings for directories with extended lives.

Gross profit
      Our gross profit was $493.8 million for the nine months ended September 30, 2005 compared to $448.1 million for the nine months ended September 30, 2004. Excluding the effects of purchase accounting in 2004, gross profit for the nine months ended September 30, 2004 would have been $484.4 million. Gross margin, excluding the effects of purchase accounting in 2004, was 70.1% and 69.9% for the nine months ended September 30, 2005 and 2004, respectively.

General and administrative expense
      General and administrative expense, including bad debt expense, decreased $8.1 million or 7.9%, to $94.2 million for the nine months ended September 30, 2005 from $102.3 million for the nine months ended September 30, 2004. The decrease was primarily due to the termination fee paid in 2004 to end the annual advisory fees paid to the Sponsors.
      Employee costs increased $0.8 million, or 2.7%, to $30.6 million for the nine months ended September 30, 2005 compared to $29.8 million for the nine months ended September 30, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $16.0 million for each of the nine months ended September 30, 2005 and 2004. Benefits increased $1.5 million, or 19.5%, to $9.2 million for the nine months ended September 30, 2005 from $7.7 million for the nine months ended September 30, 2004. Other employee costs decreased $0.7 million, or 11.5% for the nine months ended September 30, 2005 to $5.4 million from $6.1 million for the nine months ended September 30, 2004.
      Advertising expense decreased $1.2 million, or 9.0%, to $12.1 million for the nine months ended September 30, 2005 from $13.3 million for the nine months ended September 30, 2004. The decrease in advertising expense reflects lower levels of discretionary spending in the third quarter of 2005. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, decreased to 1.7% for the nine months ended September 30, 2005 from 1.9% for the nine months ended September 30, 2004.
      Contracting and professional fees increased $2.1 million, or 13.5%, to $17.6 million for the nine months ended September 30, 2005 from $15.5 million for the nine months ended September 30, 2004. The increase in contracting and professional fees is primarily a result of costs incurred in connection with the proposed merger with RHD; market research performed to support new products (such as Hispanic directories, Dex Web Clicks and Dex Plus); increased costs related to supporting our production system; and increased use of external collection agencies to collect past due receivables. The increase in contracting and professional fees was partially offset by the elimination of the annual advisory fee paid to our Sponsors, which was discontinued in the third quarter of 2004.
      In the third quarter of 2004, in connection with the Dex Media IPO, we paid $5.0 million to each of our Sponsors to eliminate the $2.0 million aggregate annual advisory fee payable under our management consulting agreements with the Sponsors. This not-recurring termination fee was not incurred in the third quarter of 2005.
      Bad debt expense increased $1.6 million, or 8.9%, to $18.9 million for the nine months ended September 30, 2005 from $17.4 million for the nine months ended September 30, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 2.7% for the nine months ended September 30, 2005, and 2.5% for the nine months ended September 30, 2004. The increase in bad debt expense reflects the Company’s decision to accept higher levels of credit risk.
      All other general and administrative expense was $15.0 million and $16.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Depreciation and Amortization
      During the three months ended September 30, 2005, the Company shortened the estimated useful life of certain software projects. The Company accounts for such changes in estimate prospectively from the date of the change.

Amortization of intangibles
      For the nine months ended September 30, 2005 and 2004 we recognized $144.0 million and $173.5 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense from the prior year was the result of a declining method used to amortize the value of the acquired customer accounts in proportion with their estimated retention lives.

Interest expense
      Interest expense was $155.4 million and $162.3 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in interest expense is primarily a result of debt repayments including the redemption of $18.2 million on the senior subordinated debt paid in conjunction with the Dex Media IPO. Interest expense for the nine months ended September 30, 2005 and 2004 includes $14.6 million and $19.8 million, respectively, of amortization of deferred financing costs. Interest expense for the nine months ended September 30, 2004 also includes $1.8 million of early redemption premiums paid to redeem a portion our senior subordinated notes.

Income taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of September 30, 2005 we have recorded $18.6 million of net deferred income tax liabilities. Included in the net deferred tax liability is a deferred tax asset of $32.3 million relating to estimated net operating loss carryforwards of $88.0 million. As of December 31, 2004 we recorded $15.7 million of net deferred income tax assets, of which $42.5 million resulted from estimated net operating loss carryforwards of $110.6 million. Net operating loss carryforwards do not begin to expire until 2023. Based upon current projections of taxable income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For the nine months ended September 30, 2005, approximately 97% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROMs. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.
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

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Pages local search site during 2004 and in the first quarter of 2005 in the Dex States as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clicks, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Catalyst Paper Corporation, formerly Norske Skog Canada (USA), Inc. Prices under these two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure, however, will be moderated due to the fact that prices under both our paper agreements are subject to certain price escalation limits.

Fuel Prices
      Fuel is an indirect and minor part of our cost structure. Rising fuel prices could impact the transportation and distribution of our print directories at current service and cost levels. Our existing transportation contract caps the diesel fuel surcharge well below the spot market diesel fuel surcharges. Although there is no current impact on our service levels and transportation/distribution costs, rising fuel costs could impact us in the future.

Income Taxes
      The Company is subject to income taxes in the United States. The Company is currently under audit by the IRS for the tax years ending November 30, 2002 and 2003. In connection with the audit, the Company and the IRS have agreed that approximately $48 million of costs incurred to consummate the Dex East Acquisition and Dex West Acquisition should be capitalized to the cost of the assets acquired and amortized over 15 years. This settlement is not material to our financial position, results of operations, or cash flows.
New Accounting Standards
      On March 29, 2005, the SEC released SAB No. 107, which provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of September 30, 2005, the Company does not expect that the adoption of SAB No. 107 will not have a material impact on its results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Originally, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the FASB issued SFAS No. 154. This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle has always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.
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
      The following additional factors related to the proposed merger of Dex Media and RHD could cause actual results to differ from those set forth in the forward-looking statements: (i) the ability to obtain governmental approvals of Dex Media’s proposed merger with RHD on the proposed terms and on schedule; (ii) the failure of RHD and Dex Media stockholders to approve the merger; (iii) the risk that the Dex Media and RHD businesses will not be integrated successfully; (iv) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer to realize than expected; (v) disruption from the merger, making it more difficult to maintain relationships with customers, employees or suppliers; and (vi) general economic conditions and consumer sentiment in the markets served by Dex Media and RHD.
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
      During the three months ended September 30, 2005, there was no change in Dex Media West’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Dex Media West’s internal controls over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.

Item 5.	Other Information

Item 6.	Exhibits

Exhibits	Description

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

DEX MEDIA WEST LLC

By:	/s/ SCOTT A. POMEROY

Scott A. Pomeroy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: November 10, 2005

EXHIBIT INDEX

Exhibits	Description

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.