Form 10-K
period 2005-12-31
DEX MEDIA WEST LLC
filed 2006-03-16
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-112694

Dex Media West LLC
(Exact name of registrant as specified in its charter)

Delaware	25-1903487
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 Winstead Drive
Cary, North Carolina 27513
(Address of principal executive offices)

(919) 297-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whetherthe registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant is a wholly-owned subsidiary of Dex Media West, Inc. As of June 30, 2005, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

*	Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

**	Omitted pursuant to General Instructions I(2)(a) of Form 10-K.

***	Pursuant to General Instructions I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s narrative analysis of results of operations.

PART I.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to Dex Media West’s expectations as to future events and its future financial performance. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable words. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in this annual report. These factors may cause Dex Media West’s actual results to differ materially from any of Dex Media West’s forward-looking statements.

These risks and uncertainties are described in detail in Item 1A — “Risk Factors.” In summary, these risks and uncertainties include, without limitation: (i) our substantial indebtedness, which could impair our ability to operate our business; (ii) the fact that we may incur more debt; (iii) the significant competition that we face, which could reduce our market share and harm our financial performance; (iv) the loss of any of our key agreements with Qwest; (v) adverse outcomes resulting from bankruptcy proceedings against Qwest; (vi) possible future changes in Qwest’s directory publishing obligations, which may increase our costs; (vii) declining usage of printed yellow page directories; (viii) our inability to renew customer advertising contracts; (ix) risks related to the start-up of new print or Internet directories and media services; (x) our reliance on, and extension of credit to, small and medium-sized enterprises; (xi) our dependence on third-party providers of printing, distribution and delivery services; (xii) the impact of fluctuations in the price or availability of paper; (xiii) the impact of turnover among sales representatives or the loss of key personnel; (xiv) the fact that our sales of advertising to national accounts is coordinated by third parties that we do not control; (xv) the occurrence of strikes or work stoppages; (xvi) general economic factors and business conditions; (xvii) disruption resulting from the merger of our indirect parent, Dex Media, Inc., with R.H. Donnelley Corporation, making it more difficult to maintain relationships with customers, employees or suppliers; and (xviii) uncertainties regarding Donnelley’s ability to successfully integrate Dex Media West’s business. For additional information, see Item 1A — “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.

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

We utilize the deferral and amortization accounting method, under which revenue and expenses are recognized over the lives of the directories. See Item 7 — “Management’s Narrative Analysis of Results of Operations.” A few of our competitors may utilize the point of publication accounting method of recognizing revenue and expenses, under which revenue and expenses are recognized when a directory is published. As a result, while we believe that the information presented herein with respect to ourselves and our competitors is comparable, comparisons made beyond the scope of those made in this annual report may be affected by these differing accounting methods.

The following trademarks referred to in this annual report are registered trademarks of Dex Media, Inc.: “DEX®,” “DexOnline.com®” and “Dex Knows®.” The following trademarks referred to in this annual report are registered trademarks of Qwest Communications International Inc. and are used by us under license: “QWEST DEX®” and “QWEST DEX ADVANTAGE®.”

Certain Definitions

As used in this annual report, the following terms shall have the following respective meanings, unless the context requires otherwise:

•	“We,” “our” and “us” refers to Dex Media West, LLC, an indirect wholly owned subsidiary of Dex Media (as defined below) and its predecessors;

•	“Dex Media” refers to Dex Media, Inc., the indirect parent of Dex Media West and a wholly owned subsidiary of Donnelley (as defined below), together with its predecessors;

•	“Donnelley” refers to R.H. Donnelley Corporation;

•	“Dex West States” refers collectively to Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming;

•	“Dex Media East” refers to Dex Media East LLC, an indirect wholly owned subsidiary of Dex Media;

•	“Dex East States” refers collectively to Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota;

•	“Dex States” refers collectively to the Dex West States and the Dex East States;

•	“Qwest” refers to Qwest Communications International Inc. and its subsidiaries, including Qwest Corporation, the local exchange carrier subsidiary of Qwest Communication International Inc.;

•	“Qwest Dex” refers collectively to Qwest Dex, Inc. and its parent, Qwest Dex Holdings, Inc.; and

•	“Dex Media IPO” refers to the initial public offering of common stock of Dex Media, which was consummated on July 22, 2004.

ITEM 1.	BUSINESS

Recent Development

On January 31, 2006, our indirect parent, Dex Media, merged with and into Forward Acquisition Corporation (“FAC”), a wholly owned subsidiary of Donnelley. In the merger, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock. Donnelley also assumed all Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all our indebtedness on January 31, 2006 with a fair value of $2.9 billion). In connection with the consummation of the merger, the name of FAC was changed to Dex Media, Inc. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

The Company

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

We are the largest directory publisher in the Dex West States and, together with our ultimate parent and our affiliates, are the third largest directory publisher in the United States. In 2005 and 2004, we published 133 and 120 directories, respectively, and printed approximately 29.5 and 25.1 million copies of these directories, respectively, for distribution to virtually all business and residential consumers throughout the Dex West States. In addition, our Internet-based directory, DexOnline.com, further extends the distribution of our advertisers’ content. DexOnline.com, which is offered both bundled with our print directories and on a stand-alone basis, includes approximately 20 million business listings and 124 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are local small and medium-sized enterprises (“SMEs”) and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage compared with most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2005, we generated approximately 97% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services accounted for the remaining 3% of our total revenue. For the years ended December 31, 2005 and 2004, we generated $941.9 million and $879.9 million in revenue, respectively. Excluding the effects of purchase accounting, as described in Item 7 — “Management’s Narrative Analysis of Results of Operations,” we generated $926.7 million in revenue for the year ended December 31, 2004. For complete information concerning our financial performance, see Item 8 — “Financial Statements and Supplementary Data.”

Our History

On August 19, 2002, Dex Holdings, LLC (“Dex Holdings”), the former parent of Dex Media, entered into two purchase agreements with Qwest to acquire the directory business of Qwest Dex, the directory services subsidiary of Qwest, in two separate phases, for an aggregate consideration of approximately $7.1 billion (excluding fees and expenses). In connection with the first phase, Dex Holdings assigned its right to purchase the directory business in the Dex East States to its indirect subsidiary, Dex Media East. Dex Media East consummated the first phase of the acquisition on November 8, 2002 and currently operates the acquired directory business in the Dex East States. In connection with the second phase, Dex Holdings assigned its right to purchase the directory business in the Dex West States to its indirect subsidiary, Dex Media West. Dex Media West consummated the second phase of the acquisition on September 9, 2003 (the “Acquisition”) and currently operates the acquired directory business in the Dex West States. The acquisitions of Dex Media East and Dex Media West are collectively referred to herein as the “Acquisitions.” Dex Holdings was dissolved effective January  1, 2005.

In connection with the Acquisitions, we, Dex Media East and Dex Media entered into a number of contractual agreements with Qwest. For a summary of the principal terms of certain of such agreements, see “Agreements Between Us, Dex Media East and/or Dex Media and Qwest” in this Item 1.

On October 3, 2005, our indirect parent, Dex Media, entered into an Agreement and Plan of Merger with Donnelley and FAC pursuant to which each issued and outstanding share of Dex Media common stock was to be converted into $12.30 in cash and 0.24154 of a share of Donnelley common stock. On January 31, 2006, that merger was completed and Dex Media merged with and into FAC, a wholly owned subsidiary of Donnelley. Donnelley also assumed all Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all our indebtedness on January 31, 2006 with a fair value of $2.9 billion). In connection with the consummation of the merger, the name of FAC was changed to Dex Media, Inc. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

Markets

In 2005, we published 133 directories and printed approximately 29.5 million copies of these directories for distribution to virtually all business and residential consumers in the metropolitan areas and local communities in the Dex West States. Our directories are generally well established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies.

We derive a significant portion of our directory services revenue from the sale of directory advertising to businesses in large metropolitan areas. For the year ended December 31, 2005, approximately 62% and 76% of our directory services revenue was derived from the sale of directory advertising in our 5 and 10 largest geographic markets, respectively.

Products and Services

We deliver a portfolio of advertising products focused on bringing buyers and sellers together, distributing relevant information across multiple platforms to assist in the buying decision. Our bundled print and Internet directory services generated approximately 97% of our total revenue for the year ended December 31, 2005.

Print Directories

In almost every market that we serve, we publish both a white pages section and a yellow pages section in our print directory products. In 2005, we published 133 print directories, including directories that contained both white and yellow pages, directories that contained only yellow pages and directories that contained only white pages. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages directories are normally published at the same time.

Our print directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific customer needs and financial resources. Our yellow pages and white pages directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.

We serve a diverse group of communities in our 7-state region, many of which have a number of consumers for whom English is not their primary language. In order to better serve our diverse base of consumers and further extend the reach of our advertisers, during 2005 we published Spanish language Yellow Pages in 11 markets. We expect to continue evaluating the needs of our multi-lingual communities and develop targeted segment products that best serve those communities.

We have two primary types of printed directories: core directories and community directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by a corresponding core directory. Most core directories contain yellow pages, white pages and specialty sections. Our print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Awareness Products.

Yellow Pages Directories.  We offer all businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant classification. In addition, we offer a range of paid advertising options in our yellow pages directories, as set forth below:

•	Listing Options. An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or printed in bold or super bold text, which increases the visibility of the listing. An advertiser may also purchase extra lines of text to convey information such as hours of operation or a more detailed description of its business.

•	In-column Advertising Options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased and the heading under which it will be placed. In-column advertisements may include such features as bolding, special fonts, color and graphics.

•	Display Advertising Options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased and the heading under which it will be placed. Display advertisements are usually placed at the front of a heading, and are prioritized first by size and then by advertiser seniority. This process of prioritizing provides a strong incentive to advertisers to increase the size of their advertisements and renew their advertising purchases from year to year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement) and three pages (a “triple truck” advertisement). Various levels of color sophistication, including spot-four color, enhanced color, process photo and hi-impact are available for display products.

White Pages Directories.  State public utilities commissions require Qwest, as the local exchange carrier in its local service area, to have white pages directories published to serve its local service areas. Qwest has contracted with us to publish these directories until November 7, 2052. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business, unless they have requested to non-listed.

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

Awareness Products.  Our line of “awareness products” allows businesses to advertise in a variety of highly visible locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Our awareness products include:

•	Covers — Premium location advertisements that are available on the front cover, inside front and back cover and the outside back cover of a directory.

•	Spines — Premium location advertisements that are available on the spine of yellow and white pages directories.

•	Tabs — A full-page, double-sided, hard stock, full-color insert that is bound inside and that separates key sections of the directory. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.

•	Tip-Ons — Removable paper or magnet coupons that are placed on the front cover of a directory.

•	Banners — Advertisements sold at the top margin of any page in the Community or Government section of the directory.

•	Delivery Bags — Premium awareness space located on the bags used in the delivery of most print directories, with between one and three advertisers per bag.

•	Ride-alongs — Premium insert programs through which businesses deliver messages and promotional offers to customers in conjunction with directories delivered right to the mailbox or doorstep. Advertisers can choose between total market coverage inserts that “ride-along” with the new edition of directories as they are delivered to users, or new mover delivery inserts reaching the lucrative market of new movers within a few days of their new phone service connection.

Online Products

During 2003, we began to bundle our print and Internet display advertisements, providing advertisers with an effective means to extend their messages through DexOnline.com for one unified price. With this bundling strategy, we were able to collect and digitize our print directory advertising, making a proprietary structured database of content available to consumers searching for local products and services through DexOnline.com.

We have entered into content agreements and distribution agreements with various search engines, portals and local community destination web sites These agreements are intended to provide additional distribution of our advertising, thereby enhancing the value proposition offered to advertisers.

DexOnline.com.  DexOnline.com incorporates free-text (“multi-dimensional”) search capability with a single search box similar in design and functionality to many popular search engines. In addition, DexOnline.com provides a search option based on popular business headings or categories with dynamically generated preferences, providing users the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

DexOnline.com has grown to include fully searchable content from more than 475,000 Dex Media Yellow Pages advertisements. In addition, we purchase information from other national databases to supply out-of-region listings (although these out-of-region listings are not as rich as our in-region information). DexOnline.com includes approximately 20 million business listings and more than 124 million residential listings from across the United States. DexOnline.com has been the number one local search site within Dex Media’s 14-state region for the past eight quarters, as measured by comScore, a market research firm.

Arrangements with Search Engines and Other Third Parties.  During 2005, our proprietary database of advertising content was made available to a number of popular Internet search engines and portals. These arrangements made our advertisers’ marketing messages available to the users of those search engines and portals. In addition, we have entered into distribution agreements with various local community web sites throughout the Dex West States to make our structured database of content available to users of those local web sites. These agreements provide us with access to important channels as we enhance our distribution network on behalf of our advertisers. We believe this enhanced distribution will lead to increased usage among consumers and greater utility to our advertisers.

Dex Web Clickstm.  In February 2005, we introduced Dex Web Clicks throughout the Dex West States. Designed as an affordable solution for SMEs, Dex Web Clicks allows advertisers to begin participating in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. Dex Web Clicks provides advertisers with a guaranteed number of references, or “clicks,” to their web site over the contract term for a fixed monthly price. In addition, Dex Web Clicks offers web site design and hosting services to advertisers, in case they do not already have a web site. The guaranteed references are provided by a network of search engines and portals.

Other Services

We sell direct marketing lists of residents and businesses in the Dex West States that allow our customers to purchase accurate lists for their direct mail and telemarketing activities. We also have an extensive New Mover list that provides businesses access to the most current new business and/or residence lists in the Dex West States. The lists we sell comply with do-not-call and do-not-mail requirements for the industry. In addition, these lists do not include any private, non-published or non-listed information.

We also have insert programs through which we help businesses deliver messages and promotional offers to users of our directories. Advertisers can choose between Total Market Coverage directory inserts, which go to households and businesses within the Dex West States, and New Mover Delivery inserts, which reach the lucrative market of new movers within a few days of their new phone service connection.

Business cycle overview

Our directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication.

Sales

We believe that we have one of the most experienced sales forces in the U.S. directory advertising industry. Our sales activities are conducted through a local sales channel and a national sales channel.

Local Sales Channel

Dex Media’s local sales force is comprised of approximately 1,000 quota-bearing sales representatives, who average approximately seven years of employment with us. For the year ended December 31, 2005, approximately 82% of our directory services revenue came through the local sales channel.

We assign our customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our local sales force in an effective manner. Our local sales force is decentralized and locally based, operating throughout the Dex West States in their local service areas. We believe that our locally based sales force facilitates the establishment of personal, long-term relationships with local advertisers that are necessary to maintain a high rate of customer renewal.

The local sales channel is divided into three sales sub-channels: premise sales, telephone sales and centralized sales.

•	Premise sales representatives — conduct sales calls face-to-face at customers’ business locations and typically handle higher dollar and more complex accounts.

•	Telephone sales representatives — handle lower dollar value accounts and typically interact with customers over the telephone.

•	Centralized sales — includes multiple types of sales efforts, including centralized sales representatives, prospector sales representatives and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on customer win-back initiatives.

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

National Sales Channel

In addition to our locally based sales personnel, Dex Media West utilizes a separate sales channel to serve its national advertisers. For the year ended December 31, 2005, approximately 14% of our directory services revenue came through the national sales channel. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMRs”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 155 CMRs and employ seven national account managers to manage our selling efforts to national customers. We rely particularly on one of its CMRs, TMP Worldwide Inc. (“TMP”), whose billings were approximately 23% (excluding Qwest) of Dex Media West’s national revenue for the year ended December 31, 2005.

Marketing

Our sales and marketing processes are closely related and managed in an integrated manner. We believe that a bifurcated marketing process, composed of both centralized and decentralized strategies and responsibilities, best suits our needs.

Our marketing process includes the functions of market management, product development and management, marketing research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. Advertising programs are targeted to advertisers and consumers and are determined by specific market and include television, radio, newspaper and outdoor ad placements.

Publishing and information services

Pre-press publishing activities include canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® publishing system, a leading industry system considered to be the standard. Dex Media’s information technology is managed from facilities in Omaha, Nebraska and Englewood, Colorado, with production and graphics activities located in Aurora, Colorado and six other locations throughout the Dex States.

Printing and Distribution

All our directories are printed by either R.R. Donnelley & Sons Company (“RRD”) or Quebecor World Directory Sales Corporation (“Quebecor”). In general, RRD prints our larger, higher-circulation directories and Quebecor prints those directories that are smaller and have a more limited circulation. Dex Media’s agreement with RRD and Quebecor do not contain any volume guarantees and prices are adjusted annually based on changes to the consumer price index. Dex Media’s contracts with RRD and Quebecor expire on December 31, 2011 and December 31, 2014, respectively. No common ownership or other business affiliation exists between RRD and Donnelley.

Nearly all copies of our directories are distributed by Product Development Corporation (“PDC”). Although prices under Dex Media’s agreement with PDC are fixed, they may be renegotiated under some circumstances, such as new service specifications or to match more favorable prices offered by PDC to other customers. The contract with PDC expires on May 31, 2009. We rely on Matson Integrated Logistics

(“Matson”) to manage the logistics of transporting our printed directories from our printers’ locations to PDC. The contract with Matson expires on December 31, 2008.

Raw Materials

Paper is our principal raw material. Substantially all the paper that we use (other than for covers) is supplied by Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (“Catalyst”), formerly Norske Skog Canada (USA), Inc. Prices under these two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. Since the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure has been moderated due to the fact that prices under both Dex Media’s paper agreements are subject to certain price escalation limits. Furthermore, Dex Media purchases paper used for the covers of our directories from Spruce Falls, Inc. (“Spruce Falls”). Pursuant to an agreement between Spruce Falls and Dex Media, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, Spruce Falls and Dex Media are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

Fuel is an indirect and minor part of our cost structure. However, rising fuel prices could impact the transportation and distribution of our print directories at the current service and cost levels. Our existing transportation contract caps the diesel fuel surcharge well below the spot market diesel fuel surcharges. Although there is no current impact on our service levels and transportation/distribution costs, rising fuel costs could have a negative impact on us.

Credit Collections and Bad Debt Expense

Because most directories are published on 12-month cycles and most of our advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are SMEs with default rates that usually exceed those of larger businesses. Our policies toward the extension of credit and collection activities are market-specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations. In some markets, we charge back commissions to sales representatives when advertisers do not pay their local advertising charges.

Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs. Because we do not usually enter into contracts with our national advertisers directly, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance. Dex has historically achieved favorable credit experience with CMRs.

For the year ended December 31, 2005, bad debt expense for all of our customers amounted to approximately 2.8% of revenue.

Agreements Between Us, Dex Media East and/or Dex Media and Qwest

In connection with the Acquisitions, we, Dex Media East and Dex Media entered into a number of contractual agreements with Qwest. Certain of these agreements are summarized below.

•	Publishing Agreement. Pursuant to a publishing agreement, Qwest granted us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex West States in which Qwest provides local telephone service. This agreement granted us the right to identify ourselves (including on our web sites) as Qwest’s exclusive official directory publisher for its legally required directories, as well as certain other directories in Qwest’s service areas in the Dex West States. This agreement will remain in effect for 50 years from November 8, 2002 and will automatically renew for additional one year terms unless either Qwest or we provide 12 months’ notice of termination.

•	Non-Competition and Non-Solicitation Agreement. Under a non-competition and non-solicitation agreement, Qwest agreed, for a period of 40 years after November 8, 2002, not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex West States in which Qwest provides local telephone service directed primarily at customers in those geographic areas. The non-solicitation provisions contained in this agreement have expired.

•	Billing and Collection Services Agreement. Pursuant to a billing and collection services agreement (which was renewed effective November 1, 2004), Qwest will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed with respect to our directory services by our accounts that are also Qwest local telephone customers. In 2005, Qwest billed approximately 29% of our local revenue on our behalf, and we billed the remaining 71% directly. Qwest bills the account on the same billing statement on which it bills the customer for local telephone service. We have developed and continue to maintain the ability to transition from the Qwest billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

•	Advertising Agreement. Pursuant to an advertising agreement, Qwest agreed to purchase an aggregate of $20 million of advertising per year through 2017 from Dex Media East and/or Dex Media West. In the event that Qwest purchases more than $20 million of advertising from Dex Media East and/or Dex Media West in any one year, up to $5 million of the excess will be carried over to the subsequent year’s minimum advertising purchase requirement. The pricing will be on terms at least as favorable as those offered to similar large customers.

•	Master Telecommunications Commitment Agreement. Under a master telecommunications commitment agreement, we must purchase from Qwest and its affiliates, on an exclusive basis, those telecommunications services and products that we use from time to time. Our obligation to purchase such telecommunications services from Qwest is subject to Qwest’s ability to offer pricing and service terms that are not, in the aggregate, materially less favorable than the terms generally available in the market to us from other telecommunications services providers that are nationally or regionally recognized as being highly reputable. Furthermore, Qwest is required to offer the telecommunications services to us on terms and conditions that are no less favorable than the terms and conditions that Qwest provides similar services, at similar volumes and for similar time periods, to other customers in the applicable service area. The term of the master telecommunications commitment agreement extends until November 8, 2017.

Additional agreements with Qwest related to intellectual property are described below in “Intellectual Property” in this Item 1.

Competition

The competitive dynamics in the vast majority of our markets are stable. Most markets have two to three existing publishers. Incumbent publishers benefit from pricing and efficiencies.

We face competition from other yellow pages publishers and from other types of media, including broadcasting, newspaper, radio and emerging technologies (e.g., Internet yellow pages). However, we believe that the preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution, directional and permission-based nature and high consumer usage rates. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising tends to be more stable and does not fluctuate as widely with economic cycles due to this preference SMEs. Given the mature state of the directory advertising industry and our position in most of its markets, independent competitors are typically focused on aggressive pricing to gain market share.

The Internet has also emerged as a medium for advertisers. Although advertising on the Internet still represents only a small part of the total U.S. advertising market, as the Internet grows and high-speed Internet access becomes more mainstream, it has increasingly become important as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. From 1997 to 2000, overall references to print yellow pages directories in the U.S. declined; however, overall references to print yellow pages directories remained relatively stable from 2000 through 2005. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages.

Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. In this regard, we compete through our Internet site, DexOnline.com. Through DexOnline.com, we compete with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others, some of which have entered into affiliate agreements with other major directory publishers. We compete with all of these online competitors based on value, local relevance and features.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices.

Intellectual Property

Dex Media owns and licenses a number of patents, copyrights and trademarks in the United States. The only trademarks we consider material to our operations are the DEX, DexOnline.com and Dex Knows trademarks, which are owned by Dex Media and used by Dex Media, Dex Media East and us. We do not consider any individual patent or other trademark to be material to our operations.

Pursuant to an intellectual property contribution agreement, Qwest assigned, in certain cases, and licensed, in other cases, to Dex Media the Qwest intellectual property used in the Qwest directory services business. Dex Media currently owns all of Qwest’s former right, title and interest in certain Dex trademarks, including DEX and DexOnline.com. Dex Media also owns specific patents and other intellectual property of Qwest Dex previously owned by Qwest and used in the directory services business, as well as all of Qwest’s former right, title and interest in registered copyrights for printed directories in the Qwest service areas in the Dex States and certain non-public data created by Qwest Dex regarding advertising customers in the Dex States.

Pursuant to a trademark license agreement, Qwest licensed to us the right to use the QWEST DEX and QWEST DEX ADVANTAGE marks until November 2007 in connection with directory products and related marketing materials in the Dex West States. Qwest also licensed to us the right to use these marks in connection with DexOnline.com. Each of these licenses is generally exclusive for a period of time with respect to the sale of directory products consisting principally of listings and classified advertisements directed primarily at customers in the geographic areas in the Dex West States in which Qwest provides local telephone service. We may terminate this agreement upon 30 days notice and Qwest may terminate this agreement in the event of an uncured material breach by us. In addition, this agreement may terminate if we cease using the licensed trademarks for a substantial period of time, or if the publishing agreement terminates before the expiration of the five-year term of this agreement.

Under a license agreement for the use of directory publisher lists and directory delivery lists, Qwest granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in the agreement. We may use the listing information solely for publishing directories and the delivery information solely for delivering directories. This agreement will remain in effect until September 2006 and is subject to automatic renewal for additional 18-month periods until either Qwest or we terminate the agreement by providing 18 months prior notice. Our publishing agreement with Qwest, however, requires Qwest to continue to license the listing and delivery information to us for as long as the publishing agreement is in effect. Pursuant to license agreements for the expanded use of subscriber lists, Qwest granted to us a non-exclusive, non-transferable restricted license of listing information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in such agreements. We may use this information for the sole purpose of reselling the information to third party entities solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and for our use in direct marketing activities undertaken on behalf of third parties. Such agreement will remain in effect until November 2007, subject to automatic renewal for additional one-year terms until Qwest or we terminate such agreement by providing six months prior notice.

Employees

As of December 31, 2005, Dex Media employed approximately 2,400 employees, of which approximately 66% were represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the International Brotherhood of Electrical Workers (the “IBEW”), which covered approximately 33% of our unionized workforce as of December 31, 2005, expires in May 2006. Our collective bargaining agreement with the Communications Workers of America (the “CWA”), which covered approximately 67% of our unionized workforce as of December 31, 2005, expires in October 2006. Dex Media Service LLC, a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, employs all of our non-senior management employees and makes them available to Dex Media East and Dex Media West. Dex Media Service LLC was formed as a bankruptcy-remote entity pursuant to the terms of Dex Media West’s credit facilities and Dex Media East’s credit facilities in order to mitigate the risk of not having available to Dex Media West or Dex Media East the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy. Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West.

Web Site Access

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations web site, www.dexmedia.com/investors/overview.html, under the heading “SEC Filings — Dex Media West.” These reports are available on our investor relations web site as soon as reasonably practicable after we electronically file them with the SEC. Our filings can also be obtained from the SEC web site, www.sec.gov. The information on our website or the SEC web site is not a part of this annual report and is not incorporated by reference herein.

ITEMI 1A.	RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this annual report. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The loss of any of our key agreements with Qwest could have a material adverse effect on our business.

We, Dex Media East and Dex Media are party to several agreements with Qwest, including a publishing agreement, a non-competition agreement and billing and collection services agreements. Dex Media also has a hosting agreement with Qwest. The Qwest non-competition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex West States in which Qwest provides local telephone service that are directed primarily at customers in those geographic areas. However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce Qwest’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Qwest could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Qwest could have a material adverse effect on our financial condition or results of operations.

Under the Qwest publishing agreement, we are the exclusive official publisher of directories for Qwest in the Dex West States until November 7, 2052. Under the billing and collection services agreements, as amended, Qwest has agreed until December 31, 2008 to continue to bill and collect, on behalf of Dex Media West, amounts owed by our accounts, which are also Qwest local telephone customers, for our directory services. In 2005, Qwest billed approximately 29% of our local revenue on our behalf as part of Qwest’s telephone bill and held these collections in joint accounts with Qwest’s own collections. Under the hosting agreement, Qwest has agreed until October 1, 2009 to provide dedicated hosting services, including backup and recovery of data hosted on our servers in Qwest’s data centers. The termination of any of these agreements or the failure by Qwest to satisfy its obligations under these agreements could have a material adverse effect on our business.

Adverse outcomes resulting from bankruptcy proceedings against Qwest could adversely affect our financial results.

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

•	Qwest, or a trustee acting on its behalf, could seek to reject our agreements with Qwest as “executory” contracts under U.S. bankruptcy law, thus allowing Qwest to avoid its obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on our business.

•	Qwest could seek to sell certain of its assets, including the assets relating to Qwest’s local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our publishing agreement and non-competition agreement with Qwest.

•	We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements 10 times per month for each state in the Dex West States summarizing the amounts due to us and purchases our accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us. Qwest has completed the preparation of its billing and collection system so that we will be able to transition from the Qwest billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so. See “Agreements between Us, Dex Media East and/or Dex Media and Qwest — Billing and Collection Services Agreements” in this Item 1.

We may experience difficulties integrating with Donnelley.

Dex Media’s merger with and into a wholly owned subsidiary of Donnelley was consummated on January 31, 2006. Combining the operations, technologies and personnel of Dex Media (including Dex Media West) and Donnelley, coordinating and integrating our two sales organizations and distribution channels, and implementing appropriate standards, internal controls, processes, procedures, policies and information systems will be time consuming and expensive. Disruption of, or loss of momentum in, the activities of our business or loss of key personnel caused by the integration process, diversion of management’s attention from our daily operations and any delays or difficulties encountered in connection with the merger and our integration with Donnelley could have an adverse effect on our business, results of operations or financial condition. In addition, during the integration process it is possible that some of our assets may be disposed of and a reduction in our workforce may occur, thereby resulting in restructuring charges that could adversely affect our financial results.

Achieving the expected benefits from our merger with Donnelley will depend in large part on successful integration of our operations with Donnelley’s operations. Failure to realize these benefits could have an adverse effect on our business, results of operations or financial condition.

We face significant competition that may reduce our market share and harm our financial performance.

The U.S. directory advertising industry is highly competitive. Approximately 80% of total U.S. directory advertising sales are attributable to the regional bell operating companies and other incumbent directory publishers, collectively referred to as the incumbent publishers, that typically publish directories where they (or their licensors or affiliates) offer local phone service. In addition, more than 240 independent yellow pages directory publishers operating in the United States compete with those incumbent publishers and represent the remaining market share.

In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as the U.S. business of Yell Group Ltd. and Phone Directories Company. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets. Some of these independent publishers and other incumbent publishers with which we compete are larger than us and have greater financial resources than we have. We may not be able to compete effectively with these other publishers for advertising sales or acquisitions in the future.

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these other traditional media competitors are larger than us and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future.

The Internet has emerged as a medium for advertisers. Advances in technology have brought and likely will continue to bring new participants, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information and electronic search engines/services. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to respond successfully to any such developments.

Directory publishers, including Dex Media West, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete through our Internet site, DexOnline.com with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, such as private equity firms, for advertising sales or acquisitions in the future.

In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest. As a result, it is possible that Qwest will not remain the primary local telephone service provider in its local service areas. If Qwest were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the Qwest brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangement with Qwest.

We could be materially adversely affected by declining usage of printed yellow pages directories.

From 1997 to 2000, overall references to print yellow pages directories in the United States declined; however, overall references to print yellow pages directories remained relatively stable from 2000 through 2005. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe that over the next several years, references to print yellow pages directories may gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.

Any decline in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that any decline in the usage of our printed directories may be offset in part by an increase in usage of our Internet-based directory, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.

General economic factors could adversely affect our results of operations and financial condition.

Our business results could be adversely affected by a prolonged national or regional economic recession. We derive substantially all of our net revenue from the sale of advertising in directories. Typically, our advertising revenues, as well as those of yellow pages publishers in general, do not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business, operating results or financial condition. As a result, we may experience lower than expected revenues for our business in the future.

In addition, any residual economic effects of, and uncertainties regarding the following could adversely affect our business:

•	the general possibility, express threat or future occurrence of terrorist or other related disruptive events; or

•	the United States’ continuing or expanded involvement in war, especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military.

Our dependence on third-party providers of printing, delivery and transportation services could materially adversely affect us.

We depend on third parties for the printing and distribution of our directories. Dex Media has contracts with two companies, RRD and Quebecor, for the printing of our directories, which expire on December 31, 2011 and December 31, 2014, respectively. Because of the large print volume and specialized binding of directories, there are only a small number of companies in the printing industry that could service our needs. Accordingly, the inability or unwillingness of RRD or Quebecor to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business.

Dex Media has a contract with a single company, PDC, for the delivery of nearly all our directories. Although this contract expires on May 31, 2009, PDC may terminate the contract upon 120 days prior written notice. Only a limited number of companies are capable of serving our delivery needs. Dex Media has a contract with Matson to provide logistical support and to transport our printed directories from our printers’ locations to PDC. This contract expires on December 31, 2008. We rely on Matson’s services extensively for our transportation and logistical needs, and only a limited number of companies could service our transportation needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery or transportation services on acceptable terms or at all could have a material adverse effect on our business.

Fluctuations in the price or availability of paper could materially adversely affect us.

The principal raw material that we use is paper. All of the paper that we use is supplied by two companies: Nippon and Catalyst. Pursuant to Dex Media’s agreements with Nippon and Catalyst, they are obligated to provide up to 60% and 40% of our annual paper requirements, respectively. Prices under the two agreements are set each year based on prevailing market rates. If, in a particular year, the parties to either of the agreements are unable to agree on repricing, either party may terminate the agreement. The contract with Nippon expires on December 31, 2009 and the contract with Catalyst expires on December 31, 2008. Furthermore, Dex Media purchases paper used for the covers of our directories from Spruce Falls. Pursuant to an agreement between Spruce Falls and Dex Media, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, Spruce Falls and we are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

Changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our and largest cost items, accounting for approximately 6% of our total operating expenses during the year ended December 31, 2005. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business, results of operations or financial condition. See Item 7 — “Management’s Narrative Analysis of Results of Operations.”

We could be materially adversely affected by turnover among sales representatives or loss of key personnel.

The success of our business is dependent on the leadership of our key personnel. Non-management personnel providing services to us are currently employed by Dex Media Services, LLC (a bankruptcy-remote entity owned 49% by Dex Media East, Inc., and 49% by Dex Media West, Inc. and 2% by Dex Media) and are made available to us and Dex Media East. The loss of a significant number of experienced sales representatives could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success will also depend on our ability to identify, hire, train and retain qualified sales personnel. We currently expends significant resources and management time in identifying and training its sales representatives and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside the combined company’s control, such as conditions in the local employment markets in which the combined company will operate.

Furthermore, we depend on the continued services of key personnel, including our senior management and regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial condition and liquidity, as well as our ability to service our debt, could be adversely affected.

Following our merger with Donnelley, a number of the officers of our predecessor have left Dex Media or notified us of their intention to leave Dex Media. Further loss of key personnel could result from the integration process with Donnelley. Although we believe that we can replace key employees within a reasonable time, the loss of key personnel could have a material adverse effect on our business.

Our business may be adversely affected by our reliance on, and our extension of credit to, SMEs.

Approximately 82% of our directory advertising revenue is derived from selling advertising to SMEs. In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm SMEs. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to SMEs.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

Approximately 14% of our revenue for the year ended December 31, 2005 was derived from the sale of advertising to national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertising in several of the directories that we publish. . Substantially all of the revenue derived from national accounts is serviced through the CMRs with whom we contract. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs that we do not control. In particular, we rely on one CMR, TMP, whose billings were approximately 23% (excluding Qwest) of our national revenue for the year ended December 31, 2005. Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with whom we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of TMP or the other CMRs with whom we contract could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We are also subject to credit risk with CMRs with whom we contract.

We may be subject to work stoppages, which could increase our operating costs and disrupt our operations.

As of December 31, 2005, approximately 66% of our workforce was represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covered approximately 33% of our unionized workforce as of December 31, 2005, expires in May 2006. Our collective bargaining agreement with the Communications Workers of America, or CWA, which covered approximately 67% of our unionized workforce as of December 31, 2005, expires in October 2006. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on us. We cannot assure you that the collective bargaining agreements with the IBEW and CWA will be renewed on satisfactory terms or at all and upon expiration of such agreements we cannot assure you that a strike or other work stoppage may not ensue. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.

Future changes in Qwest’s directory publishing obligations in the Dex West States may increase our costs.

Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex West States where it provides local telephone service as the incumbent service provider. If the staff of a state public utility commission in a Dex West State were to impose additional or changed legal requirements with respect to Qwest’s obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

The loss of important intellectual property rights could adversely affect our competitiveness.

Some trademarks, such as “DEX,” “DexOnline.com,” “Dex Knows” and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we may be party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights such as trademarks could have a material adverse effect upon our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company. As of December 31, 2005, our total indebtedness was $2,634.5 million, including $1,187.7 million of indebtedness under our credit facilities, $385.0 million of 8 1/2% senior notes, $300.0 million of our 5 7/8% senior notes, and $761.8 million of our 9 7/8% senior subordinated notes. For the year ended December 31, 2005, our ratio of total indebtedness to stockholders’ equity was 2.5 to 1.0. This level of indebtedness could have important consequences, including the following:

•	the agreements governing our indebtedness substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to pay interest and/or principal on the indebtedness of Dex Media;

•	our indebtedness limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a substantial portion of our indebtedness bears interest at floating rates;

•	our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our indebtedness may make us more vulnerable to a downturn in our business or the economy;

•	a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks described above.

Although covenants under our credit facility and the indentures governing our 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes limit our ability and the ability of our future restricted subsidiaries to incur additional indebtedness, the terms of our credit facility and such indentures permit us to incur significant additional indebtedness in the future if certain conditions are satisfied. As of December 31, 2005, we had $95.0 million available for additional borrowing under our revolving credit facilities.

Restrictive covenants in our credit facility and the indentures governing our notes may restrict our ability to pursue our business strategies.

Our credit facility and the indentures governing our 8 1/2% senior notes, 5 7/8% senior notes, and 9 7/8% senior subordinated notes limit our ability, among other things, to:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all our facilities. Our headquarters are located at 1001 Winstead Drive, Cary, North Carolina. We have significant operations at our facility located at 198 Inverness Drive West, Englewood, Colorado. Dex Media East subleases this facility from Qwest. The lease covering this facility expires on October 31, 2008 and Dex Media East has the option to renew it for one additional five-year term. We have co-occupancy rights with Dex Media East for the Englewood facility. We also have significant operations at our facilities located at 9300 SW Nimbus Avenue, Beaverton, Oregon, which we lease from a third party. The lease covering this facility expires on June 30, 2016, and we have the option to renew it for five years. We operate from approximately 30 other facilities and, in the aggregate, utilize over 300,000 square feet.

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

Equity Securities of Dex Media West

All our limited liability company interests are held by Dex Media West, Inc. All of Dex Media West, Inc.’s outstanding common stock is owned by Dex Media. All of Dex Media’s outstanding common stock is owned by Donnelley.

There is no established trading market for the equity securities of Dex Media West, Dex Media West, Inc. or Dex Media. Donnelley’s common stock is traded on the New York Stock Exchange under the symbol “RHD.”

Dividends

During 2005, Dex Media West declared distributions in an aggregate amount of $63.4 million to Dex Media West, Inc., of which $55.5 million was ultimately paid to Dex Media. As of December 31, 2005, Dex Media West, Inc., has a dividend payable of $7.9 million due to Dex Media. During 2004, we declared and paid distributions in an aggregate amount of $27.5 million to Dex Media West, Inc., which amount was ultimately paid to Dex Media. In November 2003, we declared and paid a distribution of $11.8 million to Dex Media West, Inc., which was ultimately paid to Dex Media.

The covenants under our credit facility and the indentures governing our 8 1/2% senior notes, 9 7/8% senior subordinated notes and 5 7/8% senior notes restrict our ability to pay dividends on our common equity. See Item 1A—“Risk Factors—Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business,” and “—Restrictive covenants in our credit facility and the indentures governing our notes may restrict our ability to pursue our business strategies.”

Securities Authorized for Issuance Under Equity Compensation Plans

Dex Media West has no compensation plans under which its equity securities are authorized for issuance.

Sales of Unregistered Equity Securities

During the year ended December 31, 2005, Dex Media West did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Recent Development

On January 31, 2006, our indirect parent, Dex Media, merged with and into FAC, a wholly owned subsidiary of Donnelley. In the merger, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock. Donnelley also assumed all Dex

Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all our subsidiaries indebtedness on January 31, 2006 with a fair value of $2.9 billion). In connection with the consummation of the merger, the name of FAC was changed to Dex Media, Inc. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

Background

The following narrative analysis of Dex Media West’s results of operations covers periods subsequent to the completion of the Acquisition on September 9, 2003. We have operated as a stand-alone company since the Acquisition. The Acquisition was accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to such acquisition dates were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition dates.

Our historical consolidated financial statements included in this annual report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These publication date changes are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect additional revenue for periods related to directory extensions and under the deferral and amortization method of accounting, our related unamortized cost of revenue is amortized over the extended estimated useful life of the directory. As a result, the extensions made through December 31, 2005 did not have a significant impact on our results of operations for the years ended December 31, 2005 or 2004, and are not expected to have a material effect on revenue or cost of revenue in future periods. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Overview

General

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

We are the largest directory publisher in the Dex West States and, together with our ultimate parent and our affiliates, are the third largest directory publisher in the U.S. In 2005, we published 133 directories and printed approximately 29.5 million copies of these directories for distribution to virtually all business and residential consumers throughout the Dex West States. In addition, our Internet-based directory, DexOnline.com, further extends the distribution of our advertisers’ content. DexOnline.com, which is offered both bundled with our print directories and on a stand-alone basis, includes approximately 20 million business listings and 124 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are local SMEs and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage compared with most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2005, we generated approximately 97% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 3% of our total revenue, excluding the effects of purchase accounting. For the years ended December 31, 2005 and 2004, we generated $941.9 million and $879.9 million in total revenue, respectively. Excluding the effects of purchase accounting, as described in this Item 7 — “Management’s Narrative Analysis of Results of Operations,” we generated $926.7 million in revenue for the year ended December 31, 2004. For complete information concerning our financial performance, see Item 8 — “Financial Statements and Supplementary Data.”

Results of Operations

Revenue

We derive approximately 97% of our revenue from the sale of bundled print and Internet directory advertising, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new print directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.

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

We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions, whereby our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the year ended December 31, 2005 represented less than 1% of total revenue for the year.

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

Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, as well as employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to CMRs which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

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

Items Affecting Comparability Between Periods

Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition in September 2003 were approximately $120.6 million and $31.6 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to the balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting did not affect our revenue and directory costs in periods subsequent to September 2004. This purchase accounting adjustment is non-recurring and has no historical or future cash impact.

Prior to the Dex Media IPO in July 2004, we were obligated to pay an aggregate annual advisory fee of $1.0 million to each of The Carlyle Group (“Carlyle”) and Welsh Carson Anderson & Stowe (“WCAS”). In connection with the Dex Media IPO, we made a lump sum payment of $5.0 million in to each of Carlyle and WCAS to terminate our obligation to pay such annual advisory fees. An aggregate of approximately $1.0 million of such annual advisory fees is reflected in our historical financial data for the year ended December 31, 2004. Such amount does not include the $10.0 million paid to each of Carlyle and WCAS at the time of the Dex Media IPO to terminate our obligation to pay such annual advisory fee.

During the year ended December 31, 2004, we paid and recorded a redemption fee of $1.8 million to redeem a portion of our senior subordinated notes in conjunction with the Dex Media IPO in July 2004. The redemption fee was recorded as interest expense in the year ended December 31, 2004. No such fees were incurred during the year ended December 31, 2005.

During the year ended December 31, 2005, we incurred $6.6 million of costs related to our acquisition by Donnelley. These costs primarily relate to financial advisory, legal and accounting fees and are included in general and administrative expense in our condensed consolidated statements of operations. No such costs were recorded in the year ended December 31, 2004.

During the year ended December 31, 2005, we recorded a pension settlement loss of $1.9 million as a result of lump sum payments to participants in excess of the sum of the service cost plus the interest cost component of the periodic pension costs for the year. No pension settlement losses were recorded in the year ended December 31, 2004.

During the year ended December 31, 2005 we recorded stock compensation expense of $6.4 million related to modifications of certain stock options. See Note 9(b) to the consolidated financial statements contained elsewhere in this annual report. No such expense was recorded during the year ended December 31, 2004.

Year Ended December 31, 2005 compared to the year ended December 31, 2004

The results of operations below include the purchase accounting effects on revenue and cost of revenue related to the acquisition of Dex West on September 9, 2003 and therefore the periods presented are not comparable. Please refer to “Items Affecting Comparability Between Periods” in this Item 7 and the discussion below for detail regarding the effects of these adjustments.

	Year Ended
	December 31,
	2005	2004
	(Dollars in thousands)

Revenue:
Local directory services	$777,087	$763,243
National directory services	128,995	88,769
Qwest advertising	8,576	8,493
Other revenue	27,279	19,392

Total revenue	941,937	879,897
Cost of revenue, excluding depreciation and amortization expense	285,716	265,430

Gross profit, excluding depreciation and amortization expense	$656,221	$614,467
Gross margin, excluding depreciation and amortization expense	69.7%	69.8%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$136,293	$138,186

Revenue

Total revenue increased $62.0 million, or 7.1%, to $941.9 million for the year ended December 31, 2005 from $879.9 million for the year ended December 31, 2004. Total revenue for the year ended December 31, 2004 was $46.8 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, total revenue would have increased $15.2 million, or 1.6%, for the year ended December 31, 2005. The increase in total revenue, excluding the effects of purchase accounting, was primarily due to an increase in local and national directory services revenue and an increase in other revenue.

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

Local directory services revenue increased $13.8 million, or 1.8%, to $777.1 million for the year ended December 31, 2005 compared to $763.2 million for the year ended December 31, 2004. Local directory service revenue for the year ended December 31, 2004 was $9.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, local directory services revenue increased $4.3 million, or 0.6%, for the year ended December 31, 2005. Local directory services revenue, excluding the effects of purchase accounting in 2004, accounted for 82.4% and 83.4% of revenue for the years ended December 31, 2005 and 2004, respectively.

Revenue from national advertisers increased $40.2 million, or 45.3%, to $129.0 million for the year ended December 31, 2005 compared to $88.8 million for the year ended December 31, 2004. Revenue from national advertisers for the year ended December 31, 2004 was $37.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2004, revenue from national advertisers increased $3.0 million, or 2.4%, for the year ended December 31, 2005. Revenue from national advertisers, excluding the effects of purchase accounting in 2004, accounted for 13.7% and 13.6% of revenue for the years ended December 31, 2005 and 2004, respectively.

Revenue from Qwest advertising was $8.6 million for the year ended December 31, 2005 compared to $8.5 million for the year ended December 31, 2004.

Other revenue increased by $7.9 million, or 40.7%, to $27.3 million for the year ended December 31, 2005 from $19.4 million for the year ended December 31, 2004. This increase in other revenue was related primarily due to an increase in Internet revenue and an increase in the fees the Company collects from customers who pay their accounts late, and was partially offset by a decrease in direct marketing revenue.

Cost of Revenue

Cost of revenue recognized was $285.7 million for the year ended December 31, 2005 compared to $265.4 million for the year ended December 31, 2004. Cost of revenue recognized for the year ended December 31, 2004 was $10.5 million lower than it would have been due to the effects of purchase accounting. Cost of revenue recognized, excluding the effects of purchase accounting in 2004, represented 30.3% and 29.8% of revenue for the years ended December 31, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.

For the year ended December 31, 2005 and 2004, we incurred costs subject to deferral and amortization of $278.5 million and $277.7 million, respectively.

Employee costs incurred decreased by $7.6 million, or 6.4%, to $111.5 million for the year ended December 31, 2005 from $119.1 million for the year ended December 31, 2004. This decrease primarily resulted from a reduction in the number of employees, which related primarily to planned workforce reductions.

Direct publishing costs incurred, which primarily include paper, printing and distribution, increased $2.3 million, or 2.4%, to $99.2 million for the year ended December 31, 2005 from $96.9 million for the year ended December 31, 2004.

Contracting and professional fees incurred increased $7.6 million, or 46.1%, to $24.1 million for the year ended December 31, 2005 from $16.5 million for the year ended December 31, 2004. This increase was primarily due to costs related to supporting our new production system, which we began to incur in the second quarter of 2004, and incremental costs paid to vendors related to the fulfillment of our new Dex WebClicks product, which launched in early 2005.

National commissions was $29.1 million for the year ended December 31, 2005 compared to $27.0 million for the year ended December 31, 2004.

Other cost of revenue incurred, which primarily includes systems expense, and office and facilities expense, was $14.6 million for the year ended December 31, 2005 compared to $18.2 million for the year ended December 31, 2004.

Gross Profit

Our gross profit was $656.2 million for the year ended December 31, 2005 compared to $614.5 million for the year ended December 31, 2004. Excluding the effects of purchase accounting in 2004, gross profit for the year ended December 31, 2004 would have been $650.8 million. Gross margin, excluding the effects of purchase accounting in 2004, was 69.7% and 70.2% for the years ended December 31, 2005 and 2004, respectively.

General and Administrative Expense

General and administrative expense, including bad debt expense, decreased $1.9 million or 1.4%, to $136.3 million for the year ended December 31, 2005 from $138.2 million for the year ended December 31, 2004. The increase was primarily a result of increases in employee costs and bad debt offset a decrease in advertising expense and a decrease due to the termination fee paid in 2004 to end the annual advisory fees paid to Carlyle and WCAS.

Employee costs increased $8.6 million, or 23.4%, to $45.4 million for the year ended December 31, 2005 compared to $36.8 million for the year ended December 31, 2004. Employee costs include salaries and wages, benefits, including pension expense and employee stock compensation, and other employee costs. Salaries and wages were $19.8 and $21.1 million for the years ended December 31, 2005 and 2004, respectively. Benefits increased $8.7 million to $18.7 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004. The increase in benefits was due primarily to a one-time stock-based compensation charge of $6.4 million related to the modification of certain stock option terms and a pension settlement loss of $1.9 million as a result of lump sum payments to participants in excess of the sum of service cost plus the interest component of the periodic pension costs for the year. Other employee costs were $6.9 and 5.7 million for the years ended December 31, 2005 and 2004, respectively.

Advertising expense decreased $4.1 million, or 20.1%, to $16.3 million for the year ended December 31, 2005 from $20.4 million for the year ended December 31, 2004. Advertising expense as a percentage of revenue, excluding the effects of purchase accounting in 2004, decreased to 1.7% for the year ended December 31, 2005 from 2.2% for the year ended December 31, 2004. The decrease in advertising reflects lower levels of discretionary spending in 2005.

Contracting and professional fees increased $2.6 million, or 10.0%, to $28.6 million for the year ended December 31, 2005 from $26.0 million for the year ended December 31, 2004. The increase in contracting and professional fees was primarily a result of financial advisory, accounting and legal fees incurred in 2005 in connection with our merger with Donnelley. This increase was partially offset by the elimination of the $2.0 million annual advisory fee payable to each of Carlyle and WCAS to terminate our contractual obligation to pay such annual advisory fee.

In connection with the Dex Media IPO, we paid $5.0 million to each of Carlyle and WCAS to eliminate the $2.0 million aggregate annual advisory fee payable under out management consulting agreements. This not-recurring termination fee was not incurred in 2005. The annual advisory fee paid in prior periods is included in contracting and professional fees.

Bad debt expense increased $4.1 million, or 18.2%, to $26.7 million for the year ended December 31, 2005 from $22.5 million for the year ended December 31, 2004. Bad debt expense as a percentage of total revenue, excluding the effects of purchase accounting in 2004, was 2.8% for the year ended December 31, 2005, and 2.4% for the year ended December 31, 2004. The increase in bad debt expense reflects the Company’s decision to accept higher levels of credit risk.

All other general and administrative expense was $19.3 million and $22.5 million for the years ended December 31, 2005 and 2004, respectively.

Amortization of Intangibles

For the years ended December 31, 2005 and 2004, we recognized $192.0 million and $231.3 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization from the prior year was the result of a declining method used to amortize the value of acquired customers in proportion with their estimated retention lives.

Interest Expense

We recognized interest expense of $210.0 million and $222.0 million for the years ended December 31, 2005 and 2004, respectively. Interest expense for the years ended December 31, 2005 and 2004 includes $19.8 million and $33.0 million, respectively, of amortization of deferred financing costs.

Income Taxes

Statement of Financial Accounting Standards (“SFAS”) No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of December 31, 2005 we have recorded $24.9 million of net deferred income tax liabilities. Included in the net deferred tax liability is a deferred tax asset of $15.9 million relating to estimated net operating loss carryforwards of $38.9 million, pending the filing of the 2005 income tax return. As of December 31, 2004 we recorded $15.7 million of deferred income tax assets, of which $42.5 million resulted for estimated net operating loss carryforwards of $110.6 million. Net operating loss carryforwards do not begin to expire until 2023. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Material Trends, Known Facts and Uncertainties

Directory Services Revenue

For the year ended December 31, 2005, approximately 97% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROMs. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.

Competition

The U.S. directory advertising industry is highly competitive. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as the U.S. business of Yell Group Ltd and Phone Directories Company. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates.

The Internet has emerged as a medium for advertisers. We compete through our Internet site, DexOnline.com with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future.

Internet

We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory, DexOnline.com. Additionally, the full roll-out of Dex Web Clicks will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver Dex Web Clicks, our business could be negatively impacted.

Paper Prices

Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon and Catalyst. Prices under these two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. Since the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure, however, has been moderated due to the fact that prices under both our paper agreements are subject to certain price escalation limits.

Fuel Prices

Fuel is an indirect and minor part of our cost structure. However, rising fuel prices could impact the transportation and distribution of our print directories at the current service and cost levels. Our existing transportation agreement caps the diesel fuel surcharge well below the spot market diesel fuel surcharges. Although there is no current impact on our service levels and transportation/distribution costs, rising fuel costs could have a negative impact on us.

Income Taxes

The Company is subject to income taxes in the United States. The Company recently completed, subject to the Area Director’s approval, an audit by the IRS for the tax year ending November 30, 2003. In connection with the audit, the Company and the IRS have agreed that approximately $48 million of costs incurred to consummate the Dex West Acquisition should be capitalized to the cost of the assets acquired and amortized over 15 years. This settlement is not material to our financial position, results of operations or cash flows.

  New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”.  This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” and has subsequently issued related various FASB Staff Positions (“FSPs”). This statement and FSPs establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement and FSPs are effective for public companies for new awards granted and outstanding awards modified, repurchased or cancelled for periods beginning after the effective date. The statement and FSPs also require that for outstanding options accounted for under APB No. 25 or SFAS No. 123, stock-based compensation expense be recognized in earnings for periods beginning after the effective date for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123. The adoption of SFAS No. 123R and FSPs will not have a material impact on the Company’s financial statements.

On March 29, 2005, the SEC released SAB No. 107, which provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their next fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

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

Other Items

In its final review of the Company’s financial statements included in this annual report on Form 10-K, management identified and corrected a misclassification that appeared in our press release dated February 22, 2006, which was filed as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on February 22, 2006. The misclassification involved outstanding accounts receivable balances that were improperly classified as cash. The result of correcting this misclassification is a decrease in cash and cash provided by operating activities of $0.8 million (to $0.8 million and $356.8 million, respectively) as of and for the year ended December 31, 2005, and an increase in accounts receivable of $0.8 million (to $64.4 million) as of December 31, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-Term Debt

As of December 31, 2005, we had a total outstanding debt balance of $2,634.5 million, comprised of: (i) $1,187.7 million of variable rate debt drawn under the secured credit facilities; (ii) $685.0 million of senior unsecured notes; and (iii) $761.8 million of unsecured senior subordinated notes. The credit facilities were made up of $339.4 million of a Tranche A term loan maturing in September 2009, $843.3 million of a Tranche B term loan maturing in March 2010 and $5.0 million borrowing on a revolving loan. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loan, Tranche B term loan and revolving loan approximated fair values.

Dex Media West’s $385.0 million unsecured senior notes bear a fixed interest rate of 8.50% and matures in August 2010. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of such notes was $405.2 million at December 31, 2005.

Dex Media West’s $300.0 million unsecured senior notes bear a fixed interest rate of 5.875% and matures in November 2011. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of such notes was $301.5 million at December 31, 2005.

Dex Media West’s $761.8 million unsecured senior subordinated notes bear a fixed interest rate of 9.875% and matures in August 2013. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $844.6 million at December 31, 2005.

Please refer to Note 6 in the accompanying consolidated financial statements for details on the required annual principal payments on long-term debt.

Interest Rate Risk

As of December 31, 2005, we had $5.0 million outstanding under our revolving credit facility, $339.4 million of debt outstanding under our Tranche A term loan facility and $843.3 million of debt outstanding under our Tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. We have hedged a portion of our interest rate risk. During October 2004, we entered into four fixed interest rate swaps to mitigate the effects of increases in the interest rates associated with floating rate debt on the term loan facilities. The interest rate swaps have an aggregate notional amount of $300.0 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. Assuming we had incurred this level of borrowings and interest rate agreements on January 1, 2005 with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings and interest rate agreements, our interest expense for the year ended December 31, 2005 would have increased by $9.0 million. The offsetting decrease related to the changes in the fair value of the swap agreements would have been $2.1 million for the year ended December 31, 2005. We do not intend to use any financial derivative instruments for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2005, 2004 and for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003	F-5
Consolidated Statements of Changes in Owner’s Equity for the year ended December 31, 2005, 2004 and for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003	F-6
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors
Dex Media, Inc.:

We have audited the accompanying consolidated balance sheets of Dex Media West LLC (an indirect wholly owned subsidiary of Dex Media, Inc.) and subsidiary (Successor) as of December 31, 2005 and 2004, and the consolidated statements of operations, cash flows, and changes in owner’s equity for the years ended December 31, 2005 and 2004 and for the period from September 10, 2003 to December 31, 2003 (Successor Period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dex Media West LLC and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the Successor Period in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(a) to the consolidated financial statements, effective September 9, 2003, Dex Media West LLC acquired from Qwest Communications International, Inc. the operations of Qwest Dex Holdings, Inc. and subsidiary in the states of Arizona, Idaho, Montana, Oregon, Utah, Washington, and Wyoming (Dex West). As a result of the acquisition, the consolidated financial information of Dex Media West LLC for the period after the acquisition is presented on a different cost basis than that of Dex West for the periods before the acquisition and, therefore, is not comparable.

KPMG LLP

Denver, Colorado
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors
Qwest Communications International Inc.:

We have audited the accompanying combined statements of operations, cash flows, and changes in owner deficit of the operations of Qwest Dex Holdings, Inc. (a Colorado corporation and wholly owned subsidiary of Qwest Communications International Inc.) and subsidiary (Qwest Dex) in the states of Arizona, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, hereinafter referred to as Dex West (as more fully described in note 1) for the period from January 1, 2003 to September 9, 2003. These combined financial statements are the responsibility of Qwest Dex’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of Dex West’s operations and its cash flows for the period from January 1, 2003 to September 9, 2003, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 16, 2004

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Balance Sheets

	As of December 31,
	2005	2004
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$848	$8,933
Accounts receivable, net	64,379	48,109
Deferred directory costs	154,227	155,819
Current deferred income taxes	17,939	5,265
Other current assets	9,007	7,259

Total current assets	246,400	225,385
Property, plant and equipment, net	53,017	50,721
Goodwill	2,190,715	2,190,715
Intangible assets, net	1,477,965	1,669,985
Deferred income taxes	—	10,438
Deferred financing costs	58,287	75,962
Other assets	1,172	1,636

Total Assets	$4,027,556	$4,224,842

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$13,661	$9,398
Employee compensation	1,827	—
Amounts due to affiliate	40,553	30,022
Deferred revenue and customer deposits	113,658	111,068
Accrued interest payable	49,697	43,739
Current portion of long-term debt	110,362	84,302
Other accrued liabilities	16,123	8,295

Total current liabilities	345,881	286,824
Long-term debt	2,524,099	2,836,498
Post-retirement and other post-employment obligations	9,290	—
Amounts due to affiliate related to post-retirement and other post-employment obligations	40,848	42,252
Deferred income taxes	42,872	—
Other liabilities	121	135

Total liabilities	2,963,111	3,165,709

Commitments and contingencies (Note 11)
Owner’s interest	1,064,445	1,084,327
Accumulated (deficit)	—	(25,194)

Total Owner’s Equity	1,064,445	1,059,133

Total Liabilities and Owner’s Equity	$4,027,556	$4,224,842

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Statements of Operations

	Company			Predecessor
			Period from	Period from
			September 10 to	January 1 to
	Year Ended December 31,		December 31,	September 9,
	2005	2004	2003	2003
	(Dollars in thousands)
Revenue	$941,937	$879,897	$214,117	$630,741
Operating Expenses:
Cost of revenue	285,716	265,430	63,661	193,282
General and administrative expense	109,639	105,638	36,927	55,175
Bad debt expense	26,654	22,548	8,372	19,066
Termination of annual advisory fees	—	10,000	—	—
Depreciation and amortization expense	18,436	18,625	4,992	8,153
Amortization of intangibles	192,020	231,315	75,700	—

Total operating expenses	632,465	653,556	189,652	275,676

Operating income	309,472	226,341	24,465	355,065
Other (income) expense:
Interest income	(381)	(205)	(565)	(1,755)
Interest expense	210,047	221,957	70,492	113,627
Other (income) expense, net	(1,000)	23	—	—

Income (loss) before income taxes	100,806	4,566	(45,462)	243,193
Income tax provision (benefit)	40,950	1,952	(17,654)	91,441

Net income (loss)	$59,856	$2,614	$(27,808)	$151,752

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Statements of Cash Flows

	Company			Predecessor
			Period from	Period from
			September 10 to	January 1 to
	Year Ended December 31,		December 31,	September 9,
	2005	2004	2003	2003
	(Dollars in thousands)
Operating activities:
Net income (loss)	$59,856	$2,614	$(27,808)	$151,752
Adjustments to net income (loss):
Bad debt expense	26,654	22,548	8,372	19,066
Depreciation and amortization expense	18,436	18,625	4,992	8,153
Amortization of intangibles	192,020	231,315	75,700	—
Amortization of deferred financing costs	19,827	33,022	5,944	46,219
Stock-based compensation expense	7,503	709	—	—
Loss on distribution of assets	101	31	—	—
Deferred tax provision (benefit)	40,945	1,952	(17,654)	(1,570)
Contributions from Qwest in lieu of income taxes	—	—	—	79,412
Changes in operating assets and liabilities:
Accounts receivable	(42,924)	(17,543)	26,146	1,554
Deferred directory costs	1,592	(13,526)	(18,013)	3,577
Other current assets	(1,747)	(1,800)	(121)	(11,075)
Other long-term assets	464	1,310	—	—
Accounts payable and other liabilities	12,996	(3,027)	(5,493)	9,472
Accrued interest	5,958	(5,666)	49,406	6,680
Deferred revenue and customer deposits	2,590	47,210	67,655	(20,835)
Employee benefit plan obligations and other, net	1,154	—	—	6,362
Amounts due to affiliates	4,633	1,467	—	—
Other long-term liabilities	(14)	(273)	57	—
Amounts due to affiliate related to post-retirement and other post-employment benefits	6,732	6,734	1,741	—

Cash provided by operating activities	356,776	325,702	170,924	298,767

Investing activities:
Acquisition of Dex West	—	7,871	(4,290,104)	—
Payment of acquisition costs	—	—	(54,391)	—
Expenditures for property, plant and equipment	(4,501)	(7,724)	(1,415)	(11,446)
Capitalized software development costs	(16,332)	(23,628)	(8,973)	(4,404)

Cash used for investing activities	(20,833)	(23,481)	(4,354,883)	(15,850)

Financing activities:
Proceeds from borrowings on revolving credit facility	117,500	23,000	—	—
Repayments of borrowings on revolving credit facility	(112,500)	(23,000)	—	768,187
Repayments on long-term debt	(291,339)	(582,200)	(175,000)	(750,000)
Proceeds from issuance of long-term debt	—	300,000	3,378,000	—
Payment of financing costs	(2,153)	(6,190)	(108,739)	—
Payment of debt commitment fees		——	(17,981)	—
Owner contributions	—	20,052	1,122,000	—
Owner distributions	(55,536)	(29,608)	(9,663)	—
Dividends paid to Qwest	—	—	—	(189,118)
Contributions from Dex Holdings, Inc.	—	—	—	—

Cash (used for) provided by financing activities	(344,028)	(297,946)	4,188,617	(170,931)

Cash and cash equivalents:
(Decrease) increase	(8,085)	4,275	4,658	111,986
Beginning balance	8,933	4,658	—	161,338

Ending balance	$848	$8,933	$4,658	$273,324

Supplemental cash flow disclosures:
Interest paid	$187,857	$194,512	$14,984	$67,408
Non-cash investing and financing activities:
Distribution payable to owner	$(7,866)	$—	$(2,087)	$—
Distribution to owner	—	—	(5,555)	—
Contribution from owner	1,045	4,374	—	—
Non-cash equity transactions	—	—	—	(2,060)

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Statements of Changes in Owner’s Equity

			Total
	Owner	Accumulated	Owner’s
Company	Interest	Income (Deficit)	Equity
	(Dollars in thousands)

Balance, September 10, 2003	$—	$—	$—
Capital contribution from Owner	1,122,000		1,122,000
Net loss		(27,808)	(27,808)
Distribution to Owner Comprehensive loss	(35,286)		(35,286)

Balance, December 31, 2003	1,086,714	(27,808)	1,058,906
Net income		2,614	2,614
Contribution from Owner	24,426		24,426
Distributions to Owner	(27,522)		(27,522)
Stock-based compensation expense	709		709

Balance, December 31, 2004	1,084,327	(25,194)	1,059,133
Net income		59,856	59,856
Contribution from Owner	—		—
Distributions to Owner	(27,695)	(34,662)	(62,357)
Stock-based compensation expense	7,503		7,503
Tax impact of common stock option exercises	310		310

Balance, December 31, 2005	$1,064,445	$—	$1,064,445

Total Owner
Predecessor	Deficit

Balance, December 31, 2002	$(471,913)
Net income	151,752
Contribution from Qwest in lieu of taxes	79,412
Dividends paid to Qwest	(189,118)
Non-cash transactions with affiliates of Dex Holdings, Inc.	(2,060)

Balance, September 9, 2003	$(431,927)

See accompanying notes to consolidated financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements

(1)	Description of Business

(a)  The Company

Dex Media West LLC (“Dex Media West” or the “Company”) is a subsidiary of Dex Media West, Inc. and an indirect wholly-owned subsidiary of Dex Media, Inc. (“Dex Media”). Dex Media West is the exclusive official directory publisher for Qwest Corporation, the local exchange carrier of Qwest Communications International, Inc. (“Qwest”) in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively the “Dex West States”).

Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by the two private equity firms: The Carlyle Group (“Carlyle”) and Welsh, Carson, Anderson & Stowe (“WCAS”). In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned to Dex Media East LLC (“Dex Media East”), another indirect wholly-owned subsidiary of Dex Media, its right to purchase the directory business of Qwest Dex in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota. In the second phase of the purchase, which was consummated on September 9, 2003, (the “Acquisition”), Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States (“Dex West”) to the Company. Dex Holdings was dissolved effective January 1, 2005.

On January 31, 2006, our indirect parent, Dex Media, merged with and into Forward Acquisition Corporation (“FAC”), a wholly owned subsidiary of R.H. Donnelley Corporation (“Donnelley”). In the merger, each share of Dex Media’s common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock. In connection with the consummation of the merger (the “Donnelley Merger”), the name FAC was changed to Dex Media, Inc. See Note 13 for additional information regarding this transaction. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

(b)  Operations

The Company is the largest telephone directory publisher of white and yellow pages to businesses and residents in the Dex West States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex West States through third-party vendors. The company operates as a single segment.

(c)  Dex Media’s Initial Public Offering

Effective July 22, 2004, Dex Media consummated its initial public offering of common stock (the “Dex Media IPO”). Immediately prior to the Dex Media IPO, Dex Media effected a 10-for-1 split of all authorized shares of common stock. Share and per share data for all periods subsequent to September 9, 2003 have been restated to reflect the stock split. Part of the proceeds related to the Dex Media IPO were used to redeem $18.2 million of the Company’s senior subordinated notes on August 26, 2004 at a redemption price of 109.875% along with the accrued and unpaid interest. In connection with the Dex Media IPO, the Company paid $5.0 million to each of Carlyle and WCAS to eliminate the $2.0 million annual advisory fee payable under its management consulting agreements.

(d)  Predecessor Business

The combined financial statements of the acquired business in the Dex West States prior to the September 9, 2003 acquisition date, referred to as “Dex West” or the “Predecessor,” represent a component of

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Qwest Dex and include the operating activities of Qwest Dex for the Dex West States. “Dex East” represents a component of Qwest Dex and includes the operating activities of Qwest Dex for the Dex East States. Dex East and Dex West are not separate legal entities but represent the business of Qwest Dex in or attributable to the Dex East States or the Dex West States, respectively.

(2)	Basis of Presentation

(a)  The Company

The accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of operations, cash flows and changes in owner’s equity for the years ended December 31, 2005, 2004 and for the period from September 10 to December 31, 2003 reflect the consolidated financial position, results of operations, cash flows and owner’s equity of the Company from the date of acquisition and include all material adjustments required under purchase accounting. Dex West is considered the Predecessor to the Company. As such, the historical financial statements of Dex West are included in the accompanying consolidated financial statements, the combined statements of operations, cash flows, and owner’s deficit for the period from January 1 to September 9, 2003 (the “Predecessor Financial Statements”). The Predecessor Financial Statements have not been adjusted to give effect to the Acquisition. As such, the consolidated financial statements of the Company after the Acquisition are not comparable to the Predecessor Financial Statements prior to the Acquisition.

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

(c)  Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation. During the year ended December 31, 2005, the Company reclassified amounts for late fees received from its customers from interest income to revenue. Late fees received for the years ended December 31, 2005, 2004, the period from September 10 to December 31 and the period from January 1 to September 9, 2003 totaling $1.9 million, $0.5 million, $0.1 million and $0.6 million, respectively, were recorded in revenue in the accompanying consolidated statements of operations.

(3)	Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements of the Company include the results of operations, financial position and cash flows of Dex Media West and its wholly-owned subsidiary, Dex Media West Finance Co. All intercompany balances and transactions have been eliminated in consolidation.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

(c)  Revenue Recognition

The sale of advertising in printed directories published by the Company and the Predecessor is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company recognizes revenue for advertising on its Internet-based directory, DexOnline.com, ratably over the period the advertisement appears on the site. Other products and services are recognized as delivered or provided.

The Company and formerly its Predecessor publish white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. For the years ended December 31, 2005, 2004 and for the period from September 10 to December 31, 2003, the Company published 133, 120 and 35 directories, respectively. For the period from January 1 to September 9, 2003 the Predecessor published 77 directories.

The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s financial results for the years ended December 31, 2005, 2004 and for the period from September 10 to December 31, 2003.

In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

(d)  Cost of Revenue

The Company and the Predecessor account for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which are amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which are amortized and recognized in that period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period. Such difference may be significant.

Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives, which act as the Company’s channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery. From time to time the Company has changed the publication dates of certain directories to more effectively manage work and customer flow. In such cases, the estimated life of related unamortized deferred cost of revenue is revised to amortize such costs over the new remaining estimated life. Changes in directory publication dates typically do not result in any additional direct incurred costs.

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

(g)  Advertising Costs

Costs related to advertising are expensed as incurred. Advertising costs of $16.3 million, $20.4 million and $8.3 million for the years ended December 31, 2005, 2004 and for the period from September 10 to December 31, 2003 are included in general and administrative expense in the Company’s consolidated statement of operations. Advertising costs of $6.8 million for the period from January 1 to September 9, 2003 are included in general and administrative expense in the Predecessor’s combined statements of operations.

(h)  Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents. In the Predecessor period, Dex West considered all obligations to affiliates not settled on a quarterly basis to be financing activities for purposes of the statement of cash flows.

(i)  Accounts Receivable

The Company has a billing and collection agreement with Qwest. Under that agreement, certain receivables are billed and collected by Qwest on behalf of the Company for customers common between the Company and Qwest within the Dex West States. Qwest purchases these accounts receivable from the Company on a full recourse basis, and as such, the Company continues to include its portion of any related bad debt reserves in its consolidated balance sheets.

The Company reports its accounts receivable at the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for Company billed local trade receivables is estimated based upon a combination of historical experience or actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables includes specifically identified uncollectible accounts. Receivables are charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges are recorded as a reduction of the allowance for doubtful accounts.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

For accounts receivable purchased by Qwest, the Company uses a rolling 12-month average of write-offs compared to the prior 12 months of billings to estimate the necessary allowance for doubtful accounts. When a receivable is deemed to be uncollectible, the Company reduces its receivable against the allowance for doubtful accounts. Any recoveries of amounts previously charged against the allowance for doubtful accounts are recorded as a reduction of the allowance for doubtful accounts.

The Company charges a percentage finance charge on certain past due trade receivables. The Company does not recognize finance charges until the cash is collected from the customer.

The following table presents a breakdown of accounts receivable balances (in thousands):

	December 31,
	2005	2004

Trade accounts receivable	$74,012	$52,981
Amounts due from Qwest related to purchased receivables	1,640	7,588
Less: allowance for doubtful accounts	(11,273)	(12,460)

Accounts receivable, net	$64,379	$48,109

	Balance at
	Beginning	Costs and		Balance at
	of Period	Expenses	Deductions(1)	End of Period

Allowance for doubtful accounts:
Predecessor:
Period from January 1, 2003 to September 9, 2003	$12,812	$19,066	$(18,416)	$13,462

Successor:
Period from September 10, 2003 to December 31, 2003	$13,462	$8,372	$(10,938)	$10,896
Year ended December 31, 2004	10,896	22,548	(20,984)	12,460
Year ended December 31, 2005	12,460	26,654	(27,841)	11,273

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

(j)  Property, Plant and Equipment

Assets acquired as part of the Acquisition were recorded at fair value as of the acquisition date and are amortized over their remaining useful life using the straight-line method. For assets purchased after the Acquisition, property, plant and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the assets except that leasehold improvements are depreciated over the shorter of the estimated useful life or remaining life of the lease. The following table presents the estimated useful lives of each asset type:

Estimated lives

Computers and equipment	3-7 years
Leasehold improvements	5 years
Capitalized software	9 months-7 years
Furniture and fixtures	7 years

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in other (income) expense.

(k)  Computer Software

Internally used software, whether purchased or internally developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to seven years. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that those modifications enable the software to perform tasks that it was previously incapable of performing. Software maintenance and training costs are expensed in the period in which they are incurred. Gross computer software costs of $66.0 million and $49.4 million at December 31, 2005 and 2004, respectively, are included in property, plant and equipment. Amortization of capitalized computer software costs totaled $11.2 million, $12.7 million, $3.3 million and $3.8 million for the years ended December 31, 2005, 2004, for the period from September 10 to December 31, 2003 and from January 1 to September 9, 2003, respectively.

During 2005, the Company shortened the estimated useful life of certain software projects. The Company accounts for such changes in estimate prospectively from the date of the change.

(l)  Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from six to ten years. Amortization of these costs and a proportionate amount of unamortized costs related to debt prepayments are charged to interest expense in the accompanying consolidated statements of operations. The carrying values of deferred financing costs in the accompanying consolidated balance sheets at December 31, 2005 and 2004 were $58.3 million and $76.0 million, respectively.

(m)  Long-Lived Assets

The impairment of long-lived assets is assessed whenever events or changes in circumstances indicate that their carrying value may not be recoverable through expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying value of the asset, the asset is written down to its estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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
Notes to Consolidated Financial Statements — (Continued)

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

The Company’s policy is to evaluate the carrying value of goodwill and identified intangibles not subject to amortization at the end of the third quarter of each fiscal year. Under SFAS No. 142, impairment of goodwill may exist if the carrying value of the reporting unit to which it is allocated exceeds the fair value of the reporting unit. The Company has one reporting unit and therefore compares the carrying value of the Company to its fair value. Fair value of the Company is estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Under SFAS No. 142, indefinite-lived intangible assets are impaired if the fair value of the asset exceeds its carrying amount.

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

As of December 31, 2005, the Company does not believe any impairment of goodwill or other identified intangible assets has occurred.

(o)  Stock-Based Compensation

Company

The Company accounts for the Stock Option Plan of Dex Media, Inc., (the “2002 Plan”) and the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”) as more fully described in Note 8(b), under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company recognizes compensation expense for its awards with pro rata vesting on a straight-line basis. Had the Company accounted for employee stock options grants under the minimum value method for options issued prior to Dex Media becoming a publicly-traded company and the fair value method after Dex Media became a publicly traded company and both of which are prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

the Company for the years ended December 31, 2005, 2004 and for the period from September 10 to December 31, 2003 would have been as follows (in thousands):

			Period from
	Year Ended	Year Ended	September 10 to
	December 31, 2005	December 31, 2004	December 31, 2003

Net income (loss):
As reported	$59,856	$2,614	$(27,808)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,385	427	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(1,106)	(668)	(77)

Pro forma	$63,135	$2,373	$(27,885)

Predecessor

Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex West for the period from January 1 to September 9, 2003 would have been as follows (in thousands):

Period from
January 1 to
September 9, 2003

Net Income:
As reported	$151,752
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(887)

Pro forma	$150,865

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
Notes to Consolidated Financial Statements — (Continued)

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent changes in the fair value are reported in earnings as a component of interest expense.

(q)  Income Tax Provision

The Company is included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s indirect parent. Although the Company is a single member limited liability company and is disregarded as a taxable entity for income tax purposes, the Company calculates income taxes as if it filed a tax return on a stand-alone basis at the direct parent level.

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

(r)  Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short-term nature. The carrying value of the Company’s variable-rate long-term debt approximates fair value because the related interest rates reset to current market rates on a short-term basis. The fair value of the Company’s fixed-rate long-term debt is estimated by the current market price as provided by a third party investment bank as of December 31, 2005.

(s)  Predecessor Financial Statements

In order to divide the Qwest Dex consolidated financial statements between Dex East and Dex West, it was necessary for Qwest Dex management to make certain assignments and apportionments. Wherever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Statements of operations:

Revenue — (i) specifically identified by state and by directory and (ii) for other revenue that was not state-specific, amounts were apportioned based upon the relative percentage of Qwest Dex’s directory services revenue for the respective periods presented.

Cost of revenue — specifically identified by state and by directory.

General and administrative — apportioned primarily based on relative cost of revenue.

Bad debt expense — specifically identified based on customer specific information and association with a specific state or directory.

Depreciation and amortization expense — computed using historical depreciation rates applied to property, plant and equipment balances.

Interest income — apportioned based upon relative cash and cash equivalents.

Interest expense and interest expense, affiliate — computed using historical interest rates and average apportioned outstanding short-term borrowings from affiliate balances.

Other expense (income) — apportioned based upon relative EBITDA (for gains and losses on investments) and relative property, plant and equipment balances (for losses on sales of equipment) for the appropriate periods.

Provision for income taxes — specifically determined using the overall effective tax rate considering the states included in each stated geographic area for each period.

All significant intercompany amounts and transactions have been eliminated.

(t)  New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”.  This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” and has subsequently issued various related FASB Staff Positions (“FSPs”). This statement and FSPs establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement and FSPs are effective for public companies for new awards granted and outstanding awards modified, repurchased or cancelled for periods beginning after the effective date. The statement and FSPs also require that for outstanding options accounted for under APB

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

No. 25 or SFAS No. 123, stock-based compensation expense be recognized in earnings for periods beginning after the effective date for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123. The adoption of SFAS 123R and FSPs will not have a material impact on the Company’s financial statements.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment.” SAB No. 107 provides an interpretation of SFAS No. 123R, “Share-based Payment” and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123R. The adoption of SFAS 123R will not have a material impact on the Company’s financial statements.

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

During May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of ABP Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(4)	Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of December 31 (dollars in thousands):

	December 31,
	2005	2004

Computers and equipment	$19,671	$16,069
Leasehold improvements	1,116	642
Capitalized software	66,014	49,375
Furniture and fixtures	1,744	993
Construction in progress	5,644	7,250

Gross property, plant and equipment	94,189	74,329
Less: accumulated depreciation	(41,172)	(23,608)

Net property, plant and equipment	$53,017	$50,721

Included in computers and equipment above are $0.3 million net book value of equipment obtained under capital lease agreements. The following are the future minimum lease payments required under these capital leases (in thousands):

2006	$234
2007	69
2008	53
2009	32

Total lease obligation	388
Less: interest	(43)
Less: executory costs	(119)

Capital lease obligation	226
Less: current portion	(104)

Long-term capital lease obligation	$122

(5)	Goodwill and Intangible Assets

The excess purchase price paid by the Company over its estimate of the fair value of the tangible assets and liabilities of Dex West related to the Acquisition was approximately $4,167.7 million ($2,190.7 million of goodwill and $1,977.0 million of identifiable intangible assets). In order to determine an estimate of the fair value of identifiable intangible assets, the Company utilized an independent valuation specialist to assist in determining the amount at which an asset could be bought or sold between willing parties, other than in a forced liquidation sale. In its analysis, the specialist relied primarily on the market approach, whereby transactions in which similar assets are bought or sold are identified. Identifiable intangible assets, net of amortization totaled $1,478.0 million and $1,670.0 million at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005 goodwill was not impaired or otherwise adjusted.

The initial purchase price and fair value estimates recorded upon the September 9, 2003 Acquisition was adjusted upon settlement of the working capital adjustment with the seller in 2004 pursuant to the provisions of the Dex West Purchase Agreement.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets at the end of the third quarter of each fiscal year. Based upon the evaluation performed as of September 30, 2005, goodwill was determined not to be impaired at September 30, 2005. No events have occurred since the date of the Company’s evaluation that would indicate the Company’s goodwill and indefinite-lived intangible assets may be impaired as of December 31, 2005.

The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of December 31, 2005
	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$890,000	$(363,356)	$526,644	20 years	(1)
Customer relationships — national	252,000	(74,482)	177,518	25 years	(1)
Non-compete/ publishing agreements	359,000	(21,177)	337,823	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(35,786)	29,214	4 years
Advertising agreements	26,000	(4,234)	21,766	14 years

Totals	$1,977,000	$(499,035)	$1,477,965

	As of December 31, 2004
	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$890,000	$(227,181)	$662,819	20 years	(1)
Customer relationships — national	252,000	(45,102)	206,898	25 years	(1)
Non-compete/ publishing agreements	359,000	(12,019)	346,981	39 years
Dex Trademark	385,000	—	385,000	Indefinite
Qwest Dex Trademark agreement	65,000	(20,310)	44,690	4 years
Advertising agreements	26,000	(2,403)	23,597	14 years

Totals	$1,977,000	$(307,015)	$1,669,985

(1)	Amortization expense calculated using a declining method in relation to estimated retention lives of acquired customers.

The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates. Useful lives for non-compete/publishing agreements, the Qwest Dex Trademark agreement and advertising agreements are based upon the remaining life of the related agreements.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Amortization expense relating to intangible assets for the years ended December 31, 2005, 2004 and the period September 10 to December 31, 2003, was $192.0, $231.3 million and $75.7 million, respectively. Estimated amortization expense for the next five years and thereafter is (in thousands):

2006	$160,455
2007	133,206
2008	99,006
2009	82,371
2010	69,004
Thereafter	548,923

$1,092,965

(6)	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	As of December 31,
	2005	2004

Notes Payable to Banks: (equal right of payment)
Notes payable to banks, Tranche A Term Loan, bearing interest at adjusted London Interbank Offering Rate (“LIBOR”) plus the current applicable interest spread of 1.25% (weighted average of 5.55% at December 31, 2005), interest payable at various intervals based on interest periods, and principal payable quarterly, maturing in September 2009. The notes are secured by substantially all of the Company’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value	$339,379	$492,848
Notes payable to banks, Tranche B Term Loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average of 6.05% at December 31, 2005), interest payable at various intervals based on interest periods, and principal payable quarterly, maturing in March 2010. The notes are secured by substantially all of the Company’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value	843,282	981,152
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable interest spread of 0.25% or at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 7.50% at December 31, 2005). The revolving loan is secured by substantially all of the Company’s assets	5,000	—
Unsecured Notes Payable: (in descending order of right of payment; senior notes equal right of payment)
Unsecured senior notes, bearing interest at 8.5%, interest payable semi-annually (February and August), principal due in August 2010. At December 31, 2005 the fair value of the notes was approximately $405.2 million	385,000	385,000

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2005	2004

Unsecured senior notes, bearing interest at 5.875%, interest payable semi-annually (May and November), principal due in November 2011. At December 31, 2005 the fair value of the notes was approximately $301.5 million	300,000	300,000
Unsecured senior subordinated notes, bearing interest at 9.875%, interest payable semi-annually (February and August), principal due in August 2013. At December 31, 2005, the fair value of the notes was approximately $844.6 million	761,800	761,800

	2,634,461	2,920,800
Less: current portion of long-term debt	(110,362)	(84,302)

	$2,524,099	$2,836,498

At December 31, 2005 aggregate amounts of required principal payments on long-term debt are as follows (in thousands):

2006	$110,362
2007	122,385
2008	132,492
2009	631,970
2010	575,452
Thereafter	1,061,800

$2,634,461

In connection with the Acquisition, the Company entered into a syndicated credit facility consisting of (i) a $100.0 million six year revolving credit facility, (ii) a $960.0 million six year term loan (Tranche A), and (iii) a $1,200.0 million six and a half year term loan (Tranche B). The entire proceeds from the Tranche A and Tranche B term loans along with $53.0 million from the revolving credit facility were used to finance the Acquisition. During the years ended December 31, 2005, 2004 and the period from September 10 to December 31, 2003 the Company repaid $291.3 million, $582.2 million and $175.0 million, respectively, on Tranche A term loan, Tranche B term loan and senior subordinated notes. As of December 31, 2005, we had $95.0 million available for additional borrowing under our revolving credit facility. During the year ended December 31, 2005, the Company borrowed $117.5 million and repaid $112.5 million on the revolving credit facility. During the year ended December 31, 2004, the Company borrowed and repaid $23.0 million on the revolving credit facility. The $53.0 million from the revolving credit facility was repaid prior to December 31, 2003.

Interest rate periods under the bank facility can, at the option of the Company, be for various maturities, ranging from overnight up to six months, and are subject to interest rate options. The Company may request nine or 12 month maturities if, at the time of the borrowing, lenders agree to make such duration available. Interest rate periods greater than three months require quarterly cash interest payments. The interest rate options allow the Company to choose, each time floating interest rates are reset, a LIBOR-based rate or an ABR which shall be the higher of the prime rate or Federal Funds rate plus 50 basis points. The current applicable interest rate spreads added to LIBOR-based borrowings are 1.25% for Tranche A term loan and revolving credit facility and 1.75% for Tranche B term loan. The current spreads on ABR borrowings are 0.25% for Tranche A term loan and revolving credit facility and 0.75% for Tranche B term loan. The

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Company is required to pay an annual revolving facility commitment fee of 0.375%, payable quarterly, on the unused portion of the revolving credit facility, and during the years ended December 31, 2005 and 2004 and for the period from September 10 to December 31, 2003, the Company paid commitment fees of $0.3 million, $0.4 million and $0.1 million, respectively. The Company expects to use the facility for general corporate purposes. As of December 31, 2005, there were $5.0 million in borrowings under the revolving credit facility. The interest rates on the Tranche A term loan and the revolving credit facility may be reduced depending on certain Company financial ratios. The Company paid interest and fees on the bank facility, senior notes, senior subordinated notes and settlements on the interest rate swap (as more fully discussed in Note 7 of $186.2 million and $192.1 million for the years ended December 31, 2005 and 2004, respectively. The Company paid interest and fees on the bank facility, senior notes and senior subordinated notes of $14.3 million for the period from September 10 to December 31, 2003.

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

On June 16, 2005, the Company amended its credit agreement, as amended and restated, to, among other things (i) permit the Company to engage in accounts receivable securitization transactions not exceeding $232.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by Dex Media West from $40.6 million to $58.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such Credit Agreement.

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

The obligations under the Company’s revolving credit facility and term loan facilities are guaranteed jointly and severally by Dex Media West, Inc. and Dex Media West Finance Co. (“Credit Guarantors”). The Company and these entities are all under the common control of Dex Media. The Credit Guarantors shall be responsible for repaying these obligations in the event that the Company fails to perform under these facilities, although the Credit Guarantors had no independent assets or operations as of December 31, 2005.

The Company and Dex Media West Finance Co. issued $1,465.0 million of senior notes and senior subordinated notes of which $1,446.8 million of principal is outstanding at December 31, 2005. The Co-Issuer shall be responsible for repaying these obligations in the event that the Company fails to perform under these notes, although the Co-Issuer had no independent assets or operations as of December 31, 2005.

The credit agreement related to the Company’s revolving credit facility and term loan facilities and the indentures related to the Company’s senior notes and senior subordinated notes contain various provisions that limit additional borrowings, capital expenditures, dividend payments and require the maintenance of certain financial covenants. As of December 31, 2005, the Company was in compliance with these covenants.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Company registered its 8 1/2% senior notes and 9 7/8% subordinated senior notes with the SEC through an exchange offer completed on June 20, 2004. The Company registered its 5 7/8% senior notes with the SEC through an exchange offer completed on March 8, 2005.

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

In October 2004, the Company entered into four fixed interest rate swap agreements to hedge against the effects of increases in the interest rates associated with the floating rate debt on its term loan facilities. The interest rate swap agreements have an aggregate notional amount of $300.0 million, applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. They have not been designated as hedging instruments and therefore all gains and losses in the change in fair value directly in earnings as a component of interest expense. For the years ended December 31, 2005 and 2004, the Company recorded a gain of $3.4 million and $2.2 million, respectively, as reductions to interest expense.

In May 2005 and June 2005, the Company terminated the six floating interest rate swap agreements entered into in November 2004. Under the terms of the floating interest rate swaps, the Company received fixed interest payments that matched the interest obligations under the 5 7/8% notes issued in November 2004 and made floating interest payments, thereby converting the fixed interest rate notes into floating rate debt instruments. The floating interest rate swaps had an aggregate notional amount of $300.0 million, floating rate LIBOR that reset semi-annually in May and November, plus applicable margins ranging from 1.4975% to 1.57%, and were to expire in November 2011. The Company had not designated these interest rate swap agreements as hedged instruments and therefore, reported all gains and losses in the change in fair value

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

directly in earnings as a component of interest expense. For the year ended December 31, 2005, the Company recorded net gains, as a reduction to interest expense, of $2.2 million. Upon termination of the swaps a cumulative net gain was recognized of $0.4 million during the life of those swaps. The Company paid $2.1 million upon termination of the swaps. For the year ended December 31, 2004, the Company recorded a net loss as an increase to interest expense, of $1.8 million.

The Company does not speculate using derivative instruments.

(8)	Owner’s Equity

(a)  Owner contributions and distributions

During 2005 and 2004, the Company paid dividends of $55.5 million and $29.6 million, respectively, to Dex Media to fund Dex Media’s operations, debt interest payments and common stock dividends. In addition, as mentioned in Note 1(c), the Company’s indirect parent, Dex Media, completed the Dex Media IPO effective July 21, 2004 under which it issued 19,736,842 shares of common stock. As more fully discussed in Note 1(c), in conjunction with the Dex Media IPO, the Company received a contribution from Dex Media for its portion of the proceeds to fund the redemption of $18.2 million of its senior subordinated notes and the related premium and accrued interest. In 2005 and 2004 the Company recorded a $1.0 million and $4.4 million, respectively, of non-cash contribution from its owner related to the annual settlement with Dex Media East of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media East and Qwest.

The indentures relating to our senior notes and senior subordinated notes permit us to make one or more distributions to Dex Media with an aggregate amount not to exceed $50.0 million each fiscal year for the sole purpose of paying interest on Dex Media’s debt obligations. However, the same indentures prohibit Dex Media West and its restricted subsidiaries from distributing funds to Dex Media in excess of $50.0 million each fiscal year to service interest on Dex Media’s debt obligations or for any other purpose if the amount of such distribution, together with all other restricted payments made by Dex Media West since September 9, 2003, would exceed the sum of: (i) 100% of the adjusted earnings before interest, tax, depreciation and amortization accrued since January 1, 2004 less 1.4 times the consolidated interest expense for the same period; (ii) the aggregate net proceeds from the sale of capital stock of Dex Media West; (iii) the amount of debt issued after the date of the indenture relating to the senior notes or senior subordinated notes that is subsequently converted into capital stock; and (iv) certain payments received or credited to Dex Media West by its unrestricted subsidiaries. In addition, in order to make any such distributions of funds to Dex Media, Dex Media West must meet the leverage tests relating to the issuance of indebtedness under the indentures relating to its senior notes and senior subordinated notes.

The Company’s indirect parent, Dex Media, contributed $1,122.0 million to owner interest in connection with the Acquisition. Also in connection with the Acquisition, the Company made non-cash distributions of $5.6 million and $18.0 million to its parent related to Dex Media East’s acquisition of employee liabilities and settlement of accrued commitment fees, respectively. In November 2003, the Company declared a distribution to its parent of $11.8 million of which $9.7 million was paid prior to December 31, 2003. The remainder was paid in January 2004.

(b)  Stock-Based Awards

Company

On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. Effective May 2004, Dex Media adopted the

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-based awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. Upon adoption of the 2004 Plan, 210,110 shares available for issuance under the 2002 Plan became available for issuance under the 2004 Plan. As of December 31, 2005, 5,868,572 shares of common stock were available for grant under the 2004 Plan and 2002 Plan. As of December 31, 2004, 6,251,650 shares of common stock were available for grant under the 2004 Plan and 2002 Plan.

The Compensation Committee of Dex Media determines the exercise price for each option. Outstanding options issued pursuant to the 2002 Plan vest in two segments. Subject to the optionee’s continued employment with the Company: (i) 25% of the options granted will vest in equal annual installments of 5% each on every December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (ii) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year. Options outstanding issued pursuant to the 2004 Plan vest in equal annual installments over four years.

On October 5, 2005, Dex Media entered into a Retirement and General Release Agreement with Robert M. Neumeister, Jr. (the Company’s then-Executive Vice President and Chief Financial Officer) and on October 2, 2005, Dex Media entered into a Letter Agreement with Marilyn Neal, (the Company’s then-Executive Vice President and Chief Operating Officer). These agreements, among other things, modified the terms of the stock options issued to these officers under the 2002 Plan. These modifications included accelerating the vesting and extending the life of certain options upon these officers’ termination. As a result of these modifications, the Company recorded stock-based employee compensation expense of $6.4 million during the year ended December 31, 2005 under the guidance of APB 25 and related interpretations. On October 5, 2005, Dex Media entered into Letter Agreements with its officers which, among other things, included terms to accelerate the vesting of certain stock options upon consummation of the Donnelley merger. There was no impact to the company’s financial statements for the year ended December 31, 2005 as a result of these modifications.

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

During the year ended December 31, 2005, 93,500 shares of restricted stock were granted with a weighted average grant date fair value of $23.34.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Summarized below is information regarding options granted, exercised or forfeited under Dex Media’s 2004 Plan and 2002 Plan during Dex Media’s years ended December 31, 2005, 2004 and 2003.

			Weighted	Weighted
		Number of	Average	Average
	Number	Shares	Exercise	Grant Date
	of Options	Exercisable	Price	Fair Value

Options outstanding at December 31, 2002	1,587,440	—	$4.64
Options:
Granted below market price	224,480		4.64	$0.68
Granted at market price	3,179,540		4.64	1.37

Options outstanding at December 31, 2003	4,991,460		4.64
Options exercisable at December 31, 2003		953,350	4.64
Options:
Granted below market price	1,115,990		4.64	8.41
Granted at market price	137,300		24.36	6.26
Exercised	(953,350)		4.64
Forfeited	(298,598)		4.64

Options outstanding at December 31, 2004	4,992,802		5.19
Options exercisable at December 31, 2004		1,194,522	4.64
Options:
Granted at market price	43,918		22.86	5.35
Exercised	(314,578)		4.64
Forfeited	(96,682)		5.71

Options outstanding at December 31, 2005	4,625,460		5.38

Options exercisable at December 31, 2005		2,341,773	4.93

Summarized below is information regarding options outstanding under Dex Media’s 2004 Plan and 2002 Plan as of December 31, 2005:

			Weighted Average
			Remaining
	Weighted Average		Contractual Life		Weighted Average
	Exercise Price of	Options	(Years) of Options	Options	Exercise Price of
Range	Options Outstanding	Outstanding	Outstanding	Exercisable	Options Exercisable

$4.64	$4.64	4,449,492	7.51	2,307,448	$4.64
$21.43-26.10	$23.99	175,968	9.06	34,325	$24.36

		4,625,460		2,341,773

Had Dex Media accounted for the 2004 Plan and 2002 Plan under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation cost would have been allocated to

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

the Company as described in Note 12. The pro forma results of the Company for the year ended December 31, 2005, 2004 and 2003 would have been as follows (in thousands):

			Period from
	Year Ended	Year Ended	September 10 to
	December 31,	December 31,	December 31,
	2005	2004	2003

Net income (loss):
As reported	$59,856	$2,614	$(27,808)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,385	427	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(1,106)	(668)	(77)

Pro forma	$63,135	$2,373	$(27,885)

Following are the weighted average assumptions used to estimate the fair value of options granted under the 2004 Plan and 2002 Plan during 2004 and 2003. The assumption for the year ended December 31, 2004 have been segregated between grants under the minimum value method of APB No. 25 prior to the Dex Media IPO and grants valued utilizing SFAS No. 123 after the Dex Media IPO.

		7/22/04-	1/1/04-
	2005	12/31/04	7/21/04	2003

Risk-free interest rate	3.93%	3.53%	3.21%	3.19%
Expected dividend yield	1.50%	1.50%	0%	0%
Expected option life (years)	5.0	5.0	5.0	5.0
Expected stock price volatility	22.68%	25.28%	0%	0%

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

Summarized below is information regarding the Qwest Plans as it relates to the employees of the Predecessor.

		Weighted
	Number of	average
	Shares	exercise price
Options outstanding December 31, 2002	1,823,162	23.47
Options
Granted	9,000	3.44
Exercised	—	—
Canceled or forfeited	(70,188)	10.79

Options outstanding September 9, 2003	1,761,974	24.02

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable at	Average
	September 9,	Remaining	Exercise	September 9,	Exercise
Range of Exercise Prices	2003	Contract Life	Price	2003	Price

$ 0.01 - $10.00	490,203	1.2	$2.93	121,382	$2.94
$10.01 - $20.00	244,059	3.6	16.09	112,035	15.52
$20.01 - $30.00	221,369	4.5	27.60	187,099	28.20
$30.01 - $40.00	583,934	3.7	36.80	445,334	36.01
$40.01 - $50.00	222,236	3.5	42.11	210,876	41.75
$50.01 - $60.00	173	3.2	52.62	173	52.62

Total	1,761,974	3.1	$24.02	1,076,899	$29.92

Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex West for the period from January 1 to September 9, 2003 would have been as follows (in thousands):

Period from
January 1 to
September 9,
2003

Net Income
As reported	$151,752
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(887)

Pro forma	$150,865

Following are the weighted average assumptions used to estimate the fair value of stock options granted to the Predecessor employees during the period from January 1 through September 9, 2003.

Period from
January 1 to
September 9,
2003

Risk-free interest rate	3.2%
Expected dividend yield	0.0%
Expected option life (years)	6.4
Expected stock price volatility	73.6%
Grant date fair value	$2.35

Approximately 45 million options for Qwest common stock were available for grant at September 9, 2003. No specific amounts have been reserved for Qwest Dex employees. As a result of Qwest’s failure to file its June 30 and September 30, 2002, and its March 31, 2003 Quarterly Reports on Form 10-Q, and its annual report on Form 10-K for the year ended December 31, 2002, Qwest suspended the rights of employees to exercise stock options granted under its stock option plans. These filings were made by Qwest subsequent to September 9, 2003.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(9)	Income Taxes

Company

The composition of the income tax provision (benefit) follows (in thousands):

			Period from
	Year Ended	Year Ended	September 10 to
	December 31,	December 31,	December 31,
	2005	2004	2003

Federal:
Current	$—	$—	$—
Deferred	33,312	1,651	(14,931)
Long-term valuation allowance	1,972	—	—
Other	(1,446)	—	—

Total Federal	33,838	1,651	(14,931)

State and Local:
Current	5	—	—
Deferred	6,075	301	(2,723)
Long-term valuation allowance	360	—	—
Other	672	—	—

Total State and Local	7,112	301	(2,723)

Total income tax provision (benefit)	$40,950	$1,952	$(17,654)

The effective tax rate differs from the statutory tax rate as follows:

			Period from
	Year Ended	Year Ended	September 10 to
	December 31,	December 31,	December 31,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	3.9	3.9	3.9
Permanent difference	0.2	3.9	(0.1)
Valuation allowance	2.3	—	—
Other	(0.8)	—	—

Effective tax rate	40.6%	42.8%	38.8%

Pre-tax income for the years ended December 31, 2005 and 2004 was $100.8 and $4.6 million, respectively. Pre-tax loss for the period from September 10 to December 31, 2003 was $45.5 million. As pre-tax income (loss) approaches $0, a similar amount of permanent differences has a larger impact on the effective tax rate.

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

Dex Media West is included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s indirect parent. Dex Media West is

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

a single member limited liability company and is disregarded as a separate taxable entity from its parent for income tax purposes. Dex Media West’s parent has no other business operations or investments. The Company calculates and records income taxes as if it filed a separate corporate income tax return at the parent level on a stand-alone basis. For the year ended December 31, 2005, the Company generated income for tax purposes of $29.4 million pending final tax filing. For the year ended December 31, 2004 and the period from September 10 to December 31, 2003, the Company generated a loss for tax purposes of $10.5 million and $98.9 million, respectively.

Because the period from September 10 to December 31, 2003 is considered to be a short-period for income tax purposes, certain items included in the computation of the tax loss for this period were adjusted to reflect limitations imposed by existing tax law associated with short-period income tax returns. The net operating loss for the year ended December 31, 2004 will expire in 2024, and the net operating loss for the short period ending December 31, 2003 will expire in the year 2023. These losses are beginning to be used in 2005 to offset current taxable income. No valuation allowance has been provided for the remaining net operating loss as management believes it is more likely than not that the net operating loss carryover will be utilized before the end of the expiration period. This presumption is based upon the book and taxable income already generated by the company in 2005 and expected to be generated by the Company over the next several years.

No significant payments for income taxes were made for the years ended December 31, 2005, 2004 or for the period from September 10 to December 31, 2003.

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2005	2004

Assets:
Book/tax difference in amounts owed to related party for employee benefit expenses not currently deductible	$2,176	$891
Book/tax difference in amounts owed to related party for post employment benefit expenses not currently deductible	6,216	3,158
Net operating loss carryforward	15,872	43,023
Depreciation	2,892	141
Allowance for doubtful accounts	4,385	3,813
Other expenses not currently deductible	688	964

Total Assets	$32,229	$51,990

Liabilities:
Book/tax difference in amounts owed to related party for employee benefit expenses previously deducted	1,525	655
Amortization of goodwill and other intangibles	45,145	34,337
Depreciation	6,821	1,288
Other expenses previously deducted	1,339	7

Total Liabilities	$54,830	$36,287

Valuation Allowance

Capitalized merger costs	$2,332	$—

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Company was audited by the Internal Revenue Service (the “IRS”) in 2005 for the tax year ending November 30, 2003. As a result of this audit, $17.1 million of deferred tax assets was reclassified from net operating loss carryforward to amortization of goodwill and other intangibles.

Management of the Company believes that it is more likely than not that some of the deferred tax assets associated with capitalized merger costs will not be realized in the future. Therefore, a valuation allowance has been established in the amount of $2.3 million to reduce the noncurrent deferred tax asset to realizable value.

Dex Media West will have an ownership change under Internal Revenue Code section 382 upon the consummation of Dex Media’s merger with and into FAC, a wholly owned subsidiary of Donnelley on January 31, 2006. It is expected that the consummation of the merger will not affect the Company’s ability to use its remaining net operating loss carryforwards.

Predecessor

The composition of the Predecessor income tax provision is as follows:

Period from
January 1 to
September 9,
2003
(In thousands)

Federal:
Current	$83,071
Deferred	(1,461)

Total Federal	81,610
State and Local:
Current	9,940
Deferred	(109)

Total State and Local	9,831

Total income tax provision	$91,441

The Predecessor effective tax rate differs from the statutory tax rate as follows:

Period from
January 1 to
September 9,
2003

Federal statutory rate	35.0%
State income taxes, net of federal tax benefit	2.6
Other	—

Effective tax rate	37.6%

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
Notes to Consolidated Financial Statements — (Continued)

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

Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for 2005, 2004 and 2003. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

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
Notes to Consolidated Financial Statements — (Continued)

for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Dex Media elected to defer recognizing the effects of the Medicare Act on its post-retirement benefit plan in 2004. Effects of the Medicare Act are reflected in the measures of accumulated post-retirement obligation and net periodic post-retirement benefit costs in 2005. The impact was not material to the financial statements.

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

Pension costs and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Qwest or Qwest Dex in 2003 through September 9, 2003 and neither Qwest nor Qwest Dex made any contributions to the other post-retirement benefit plan in 2003 through September 9, 2003.

Dex West was apportioned pension credits for the period from January 1 to September 9, 2003 of $2.0 million. Dex West’s apportioned post-retirement benefit costs were $7.1 million for the period from January 1 to September 9, 2003. These amounts represent Dex West’s apportioned share of the pension credits and post-retirement benefit costs/credits of Qwest, based on employee demographic information.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(ii)  Obligations and Funded Status (in thousands)

	Pension Benefits		Post-Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Change in benefit obligation
Projected benefit obligation at beginning of period	$118,893	$107,118	$34,078	$28,817
Service cost	5,495	5,822	1,319	1,457
Interest cost	6,597	6,909	2,054	1,924
Amendments	—	—	—	—
Actuarial loss (gain)	6,327	11,917	(788)	2,294
Benefits paid	(474)	(12,873)	(1,037)	(414)
Plan settlements	(30,617)	—	—	—

Projected benefit obligation at end of period	$106,221	$118,893	$35,626	$34,078

Change in plan assets
Fair value of plan assets at beginning of period	$102,928	$101,823	$—	$—
Actual return on plan assets	5,823	13,978	—	—
Employer contribution	—	—	1,037	414
Benefits paid	(474)	(12,873)	(1,037)	(414)
Plan settlements	(30,617)	—	—	—

Fair value of plan assets at end of period	$77,660	$102,928	$—	$—

Funded status	$(28,561)	$(15,965)	$(35,626)	$(34,078)
Unrecognized net actuarial loss	12,405	5,643	4,081	4,909
Unrecognized prior service cost	(814)	(923)	(1,623)	(1,838)

Total accrued liabilities	$(16,970)	$(11,245)	$(33,168)	$(31,007)

The accumulated benefit obligation for the defined benefit pension plan was $95.8 million and $105.4 million at December 31, 2005 and 2004.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(iii)  Components of Net Periodic Benefit Cost (in thousands)

	Pension Benefits			Post-Retirement Benefits
			Period from			Period from
			September 10,			September 10,
	Year Ended	Year Ended	2003 to	Year Ended	Year Ended	2003 to
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2005	2004	2003

Service cost	$5,495	$5,822	$1,618	$1,319	$1,457	$314
Interest cost	6,597	6,909	2,051	2,054	1,924	565
Expected return on plan assets	(8,191)	(8,674)	(2,436)	—	—	—
Amortization of prior service costs	(108)	(109)	—	(214)	(214)	—
Recognized net actuarial loss	—	—	—	36	51	—
Loss on plan settlement	1,894	—	—	—	—	—

Net periodic benefit cost	$5,687	$3,948	$1,233	$3,195	$3,218	$879

To compute its expected return on plan assets, Dex Media applies its expected rate of return to the market-related value of the pension plan assets. In computing the market-related asset value, companies may elect to amortize the difference between the actual return on plan assets and the expected return on plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” Dex Media elected to amortize actual returns on its plan assets falling outside a defined corridor over a five year period. Any actual returns falling within the corridor are recognized currently. Dex Media defined the corridor as a range that is 50% higher and 50% lower than the expected return on plan assets. For the year ending December 31, 2005, the corridor is defined as the range from 4.5% to 13.5%, based upon its expected return of 9.0%.

On August 1, 2005, a settlement of the Company’s defined benefit pension obligation occurred as defined by SFAS 88 “Employers Accounting for Settlements and Curtailments of Defined Benefits Plans and for Termination Benefits.” At that time, lump sum payments to participants exceeded the service cost plus the interest cost component of the net periodic benefit costs for the year. The settlement resulted in the recognition of $1.9 million in actuarial losses. In addition, 2005 pension expense was recomputed based on assumptions as of settlement date, including a decrease in the discount rate from 6.00% to 5.50%. This resulted in an immaterial change to pension expense for the remainder of the year.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(iv)  Assumptions

The actuarial assumptions used to compute the pension and other post-retirement net periodic benefit costs are based upon information available as of August 2, 2005, January 1, 2005, January 1, 2004 and September 10, 2003, are as follows:

	Pension Benefits
	August 2 -	January 1-			Post-Retirement
	December 31,	August 1,			Benefits
	2005	2005	2004	2003	2005	2004	2003

Weighted average discount rate	5.50%	6.00%	6.25%	6.50%	6.00%	6.25%	6.50%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	8.00%	N/A	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	9.50%	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2014	2014	2013

The actuarial assumptions used to compute the projected benefit obligation for the plans are based upon information available as of December 31, 2005 and 2004, are as follows:

			Post-Retirement
	Pension Benefits		Benefits
	2005	2004	2005	2004

Weighted average discount rate	5.75%	6.00%	5.75%	6.00%
Weighted average rate of compensation increase	4.00%	4.00%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	9.00%	9.50%
Ultimate healthcare cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2014	2014

The discount rate is the current rate at which the pension and post-retirement obligations can effectively be settled as of the end of the calendar year. To determine this rate for each of the years presented, the Company selected an actuarially computed composite rate based upon high quality (AA-/Aa- rated or better), non-callable corporate bonds whose cash flows match the expected timing of the settlement of the pension and post-retirement obligations. The high quality corporate bond rates were based on information obtained from Standard and Poor’s.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2005 (in thousands):

	One Percent Change
	Increase	Decrease

Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$120	$(103)
Effect on accumulated post-retirement benefit obligation (balance sheet)	$1,022	$(895)

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(v)  Plan Assets

Dex Media’s pension plan weighted-average asset allocations at December 31, 2005, by asset category, are as follows:

	Plan Assets at	Asset
	December 31,	Allocation
	2005	Target

Asset Category
Equity Securities	68%	65%
Debt Securities	25%	26%
Real Estate	5%	5%
Cash	2%	4%

Total	100%	100%

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

In 2003, Dex Media Pension Plan assumed an expected long-term rate of return of 8% in computing its net periodic pension cost. The basis used for determining this rate was the historical capital market returns for an asset mix similar to the Pension Plan’s 65% equity and 35% fixed income. Dex Media did not begin to manage the trust assets until November 1, 2003, when Qwest transferred assets from its pension trust to the Dex Media pension trust. From January 1, 2003 until the date of transfer, Qwest Asset Management Company managed the Dex Media pension assets as provided for in the Purchase Agreement. In determining the 2004 and 2005 expected long-term rate of return of 9%, Dex Media took into consideration the change in its assets as well as the expectation that there is opportunity for active management of the trust’s investments to add value over the long term. The asset allocation return component was supported by looking at historical capital market returns for similar asset mixes. The active asset management expectation was supported by calculating historical returns for the eight investment managers who were selected to actively manage the trust’s assets.

(vi)  Cash Flows

Dex Media does not expect to make any contributions to its pension plan in 2006.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

The pension benefits and post-retirement benefits expected to be paid in each year 2006 — 2010 and the aggregate benefits expected to be paid 2011 — 2015 are as follows (in thousands):

	Pension	Post-Retirement
	Benefits	Benefits

2006	$12,823	$1,510
2007	8,239	1,222
2008	8,298	1,506
2009	8,866	1,791
2010	9,325	2,084
2011-2015	47,930	13,914

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2005 and include estimated future employee service.

(vii)  Subsequent Events

As more fully described in Note 1(a), on January 31, 2006, the Company merged with Donnelley. At this time and for the remainder of 2006, there are no plans to change any of the existing employee benefits.

(b)  401(k) plan

Company

Effective November 1, 2002, Dex Media adopted a defined contribution benefit plan covering substantially all management and occupational employees of Dex Media. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution of the employees is limited to the maximum amount determined by the Internal Revenue Service. Employees who previously participated in the Qwest Savings & Investment Plan (“QSIP”) described below were given the option of leaving their balance in that plan, moving their balance to the Dex Media plan, or moving their balance to another qualified plan. Employees who transferred from Qwest on or around the time of the Acquisitions and who chose to participate in the Dex Media plan were credited with previous service for eligibility and vesting purposes in the new plan. Rollover contributions in 2002 and 2003 from QSIP to the Dex Media, Inc. Employee Savings Plan totaled $43.0 million.

Dex Media matches a percentage of employee contributions, and those matching contributions are allocated to Dex Media West as recorded in the statement of operations were $3.5 million, $3.6 million and $1.1 million for the years ended December 31, 2005 and 2004 and the period from September 10 to December 31, 2003, respectively. Effective January 1, 2004, Dex Media increased the matching formula for all management employees participating in its defined contribution plan from 100% on the first 3% of employee contributions to 100% on the first 4% of employee contributions and 50% on the next 2% of employee contributions.

Predecessor

Qwest sponsored a defined contribution benefit plan covering substantially all management and occupational employees, including employees of Qwest Dex. Under the plan, employees could contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution by the employees is limited to the maximum amount determined by the Internal Revenue Service. Qwest Dex was apportioned its share of matching contributions and recorded

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

expense of $1.7 million from January 1 to September 9, 2003. Those matching contributions were invested in Qwest common stock.

(11)	Commitments and Contingencies

(a)  Lease commitments

The Company has entered into operating leases for office facilities and equipment with terms ranging up to 15 years. Minimum future lease payments for the operating leases as of December 31, 2005, are as follows (in thousands):

2006	$6,694
2007	6,049
2008	4,828
2009	3,124
2010	2,108
3,988

Thereafter	$26,791

The Company recorded rent expense under the provisions of SFAS No. 13 “Accounting for Leases ” for operating leases of $11.4 million, $9.9 million and $3.3 million for the years ended December 31, 2005 and 2004 and for the period from September 10 to December 31, 2003, respectively. The Predecessor recorded rent expense under operating leases of $6.5 million for the period from January 1 to September 9, 2003. For the periods prior to September 9, 2003 rent expense was specifically identified to Dex West based upon the actual rent on properties Qwest Dex leased in the Dex West States.

(b)  Litigation

The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(c)  Collective Bargaining Agreement

As of December 31, 2005, 22% and 44% of Dex Media’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. The collective bargaining agreement covering the IBEW members’ employment will expire in May 2006 and the collective bargaining agreement covering the CWA members’ employment will expire in October 2006.

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
Notes to Consolidated Financial Statements — (Continued)

revenue. The Company records an affiliate payable to Dex Media East for the employee-related charges allocated to it. All cash related affiliate balances are settled at least monthly.

In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Carlyle and WCAS. Each agreement allows the Company access to Carlyle and WCAS’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of Carlyle and WCAS received a one-time transaction fee for structuring the transactions related to the Acquisition of $20.1 million. In addition, each of Carlyle and WCAS received an annual advisory fee of $1.0 million for advisory, consulting and other services. The annual advisory fees payable under the agreements were terminated for a one-time fee of $5.0 million paid to each of Carlyle and WCAS, for an aggregate of $10.0 million, in conjunction with the Dex Media IPO. Thereafter, Carlyle and WCAS maintained the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, financing or similar transaction in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $1.0 million and $0.6 million, respectively, in pro-rated annual advisory fees for the years ended December 31, 2004 and for the period from September 10 to December 31, 2003. These management consulting agreements have been terminated. No amounts were owed to Carlyle or WCAS at December 31, 2005.

During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of its core production platform. This project is designed to upgrade the Company’s existing software system to enhance its functionality. WCAS was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder during 2004. For the years ended December 31, 2005, 2004 and 2003, Dex Media paid Amdocs $33.5 million, $47.6 million and $15.0 million, respectively, under this agreement and other related on-going support.

On November 10, 2003, the Company’s indirect parent, Dex Media, issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% Discount Notes due 2013 for total proceeds of $750.2 million. On February 11, 2004, the Company’s indirect parent, Dex Media, issued another $361.0 million in discount notes due 2013 for gross proceeds of $250.5 million. The proceeds of $750.2 million and $250.5 million were paid by Dex Media as a dividend to its parent and ultimately to Carlyle and WCAS. Such notes are expected to be serviced and repaid from dividends from the Company and its affiliate, Dex Media East, subject to the restrictions in their respective debt agreements.

(13)	Subsequent Events

As discussed in Note 1(a), Dex Media merged with Donnelley on January 31, 2006. Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and an aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock. All outstanding stock options of Dex Media were converted into stock options of Donnelley at a ratio of 1 to 0.43077 and the 2002 Plan and 2004 Plan governing those Dex Media stock options were terminated. Additionally, Donnelley assumed all Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all our indebtedness on January 31, 2006 with a fair value of $2.9 billion). The acquired Dex Media directory business now operates as Dex Media, Inc., one of Donnelley’s direct wholly owned subsidiaries.

As a result of the modifications discussed in Note 8(b), stock options to purchase approximately 1.3 million shares of Dex Media common stock became fully exercisable immediately prior to the consummation of the Donnelley Merger. Dex Media expects to recognize additional stock compensation expense in its January 2006 financial statements as a result of these modifications.

DEX MEDIA WEST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Costs of $6.6 million related to the Donnelley Merger are included in the statement of operations for the year ended December 31, 2005. These costs relate primarily to financial advisory, legal and accounting fees and are included in general and administrative expense.

In connection with the Donnelley Merger, on January 31, 2006, Dex Media, as successor to Dex Media, Inc. (“DMI”), entered into an Amended and Restated Credit Agreement (the “amended West Credit Agreement”), by and among Dex Media West, Inc. (“Dex West”), Dex Media West, the administrative agent and the lenders and other agents parties thereto, relating to the Credit Agreement, dated as of September 9, 2003, as amended (the “Original West Credit Agreement”), among DMI, Dex West, the Dex Media West, the administrative agent and the lenders and other agents parties thereto.

The Amended West Credit Agreement amends and restates the Original West Credit Agreement in its entirety, to, among other things: (i) permit the Donnelley Merger; (ii) provide up to $503 million of Tranche B-1 term loans to redeem certain indebtedness in connection with change in control offers required to be made as a result of the Donnelley Merger and to fund a portion of the cash consideration to be paid to DMI’s stockholders in connection with the Donnelley Merger, and $50 million of which may also be used for general corporate purposes; (iii) permit certain additional restricted payments to Dex Media; (iv) modify the financial performance covenants contained in the Original West Credit Agreement; and (v) provide for shared service arrangements between R.H. Donnelley Inc., an affiliate of Dex Media West, and its subsidiaries, on the one hand, and Dex Media and its subsidiaries, on the other hand.

In addition, in connection with the Amended West Credit Agreement, Dex Media, Dex West and its subsidiaries reaffirmed, pursuant to a Reaffirmation Agreement dated as of January 31, 2006 (the “West Reaffirmation Agreement”) that the obligations under the Amended West Credit Agreement continue to be secured by: (i) the pledge of the stock of Dex West under that certain Pledge Agreement dated as of November 10, 2003 and (ii) the assets of and guarantee by Dex West and its subsidiaries pursuant to the terms of that certain Amended and Restated Guarantee and Collateral Agreement, dated as of September 9, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Dex Media West maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media West’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the fiscal quarter ended December 31, 2005, there was no change in Dex Media West’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media West’s internal controls over financial reporting.

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

KPMG LLP serves as the Company’s independent registered public accounting firm. The following table presents fees for professional services rendered by KPMG LLP for the audit of Dex Media West’s annual financial statements for the year ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG LLP during those periods.

	2005	2004

Audit fees(1)	$844,127	$710,300
Audit-related fees(2)	88,695	—
Tax fees(3)	—	48,507
All other fees	—	—

Total fees	$932,822	$758,807

(1)	Audit fees consisted principally of fees for the audit of financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, consents, comfort letters, registration statements and debt compliance letters.

(2)	Audit-related fees consisted of financial due diligence performed prior to entering into our merger with Donnelley.

(3)	Tax fees consisted primarily of fees for tax consultation, tax compliance activities and compensation and benefits advice.

The Audit Committee of the Board of Directors of Dex Media West is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve the non-audit services performed by the independent registered public accounting firm in order to ensure their independence. The Audit Committee has adopted a pre-approval process with respect to the provision of non-audit services to be performed by KPMG LLP. This pre-approval process requires the Audit Committee to review and approve all audit services and permitted non-audit services to be performed by KPMG LLP. Pre-approval fee levels for all services to be provided by KPMG LLP are established annually by the Audit Committee. Audit services are subject to specific pre-approval while audit-related services, tax services and all other services may be granted pre-approvals within specified categories. Any proposed services exceeding these levels require specific pre-approval by the Audit Committee. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more of its members.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements.  he following consolidated financial statements of Dex Media are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003	F-5
Consolidated Statements of Changes in Owner’s Equity for the year ended December 31, 2004, for the periods from September 10 to December 31, 2003 and from January 1 to September 9, 2003	F-6
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(3) Exhibits

Number		Description

2	.1+	Agreement of Merger of Dex Media West LLC and GPP LLC, dated September 9, 2003.
2	.2+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2	.3+	Amendment No. 1 dated September 9, 2003 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2.4		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp.
2.5		Certificate of Merger of Dex Media, Inc. into Forward Acquisition Corp.
3	.1+	Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed August 2, 2002.
3	.2+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed September 9, 2003.
3	.3+	Certificate of Merger of GPP LLC and Dex Media West LLC, filed September 9, 2003.
3	.4+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC, filed October 6, 2003.
3	.5+	Certificate of Incorporation of Dex Media West Finance Co., filed July 29, 2003.
3	.6+	Amended and Restated Limited Liability Company Agreement of Dex Media West LLC, dated September 9, 2003.
3	.7+	By-laws of Dex Media West Finance Co.
4	.1+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.
4	.2+	Form of 8 1/2% Senior Notes due 2002 (included in exhibit 4.1)

Number		Description

4	.3+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.
4	.4+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.3)
4	.5++	Indenture with respect to the 5 7/8% Senior Notes due among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated November 24, 2004.
4	.6++	Form of 5 7/8% Senior Notes due 2011 (included in exhibit 4.7)
10	.1+	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.2+	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.3+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.
10	.4+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).
10	.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.
10	.6+	Management Consulting Agreement among Dex Media West LLC and The Carlyle Group dated September 9, 2003.
10	.7+	Management Consulting Agreement among Dex Media West LLC and Welsh, Carson, Anderson and Stowe dated September 9, 2003.
10	.8+	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.
10	.9+	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.
10	.10+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.
10	.11+	First Amendment to the Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.
10	.12+	Publishing Agreement by and among Dex Holdings LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation, dated November 8, 2003.
10	.13+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.
10	.14+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

Number		Description

10	.15+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.
10	.16+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.
10	.17+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.
10	.18+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.
10	.19+*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.
10	.20+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.
10	.21+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.
10	.22+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.
10	.23+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.
10	.24+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.
10	.25+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.
10	.26+++	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, J.P. Morgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.27++	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.28*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).
10	.29*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).
10	.30*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).
10.31		Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10	.32*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.33*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.34*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

Number		Description

10	.35*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005)
10.36		Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10	.37*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).
10.38		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (included in Exhibit 2.4).
10	.39*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.40*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.41*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.42*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.43*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).
10	.44*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.45*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.46*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.47*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.48*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10.49		Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).

Number		Description

10.50		Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).
31.1		Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++++	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-112694), declared effective on May 14, 2004.

++	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333- 121259), declared effective on February 3, 2005.

+++	Incorporated by reference to our Form 8-K filed June 11, 2004.

*	Identifies each management contract or compensatory plan or arrangement.

++++	Exhibit 32.1 is being furnished solely to accompany this report pursuant to 18 U.S.C. §1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA WEST LLC

By:	/s/ SCOTT A. POMEROY
Scott A. Pomeroy
Chief Financial Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ GEORGE A. BURNETT George A. Burnett	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ SCOTT A. POMEROY Scott A. Pomeroy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ STEVEN M. BLONDY Steven M. Blondy	Director	March 16, 2006

/s/ ROBERT J. BUSH Robert J. Bush	Director	March 16, 2006

/s/ JENNY L. APKER Jenny L. Apker	Director	March 16, 2006

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

EXHIBIT INDEX

Number		Description

2	.1+	Agreement of Merger of Dex Media West LLC and GPP LLC, dated September 9, 2003.
2	.2+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2	.3+	Amendment No. 1 dated September 9, 2003 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2.4		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp.
2.5		Certificate of Merger of Dex Media, Inc. into Forward Acquisition Corp.
3	.1+	Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed August 2, 2002.
3	.2+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed September 9, 2003.
3	.3+	Certificate of Merger of GPP LLC and Dex Media West LLC, filed September 9, 2003.
3	.4+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC, filed October 6, 2003.
3	.5+	Certificate of Incorporation of Dex Media West Finance Co., filed July 29, 2003.
3	.6+	Amended and Restated Limited Liability Company Agreement of Dex Media West LLC, dated September 9, 2003.
3	.7+	By-laws of Dex Media West Finance Co.
4	.1+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.
4	.2+	Form of 8 1/2% Senior Notes due 2002 (included in exhibit 4.1)
4	.3+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.
4	.4+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.3)
4	.5++	Indenture with respect to the 5 7/8% Senior Notes due among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated November 24, 2004.
4	.6++	Form of 5 7/8% Senior Notes due 2011 (included in exhibit 4.7)
10	.1+	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.2+	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.3+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.
10	.4+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

Number		Description

10	.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.
10	.6+	Management Consulting Agreement among Dex Media West LLC and The Carlyle Group dated September 9, 2003.
10	.7+	Management Consulting Agreement among Dex Media West LLC and Welsh, Carson, Anderson and Stowe dated September 9, 2003.
10	.8+	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.
10	.9+	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.
10	.10+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.
10	.11+	First Amendment to the Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.
10	.12+	Publishing Agreement by and among Dex Holdings LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation, dated November 8, 2003.
10	.13+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.
10	.14+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.
10	.15+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.
10	.16+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.
10	.17+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.
10	.18+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.
10	.19+*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.
10	.20+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.
10	.21+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.
10	.22+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.
10	.23+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.
10	.24+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.
10	.25+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

Number		Description

10	.26+++	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, J.P. Morgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.27++	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.28*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).
10	.29*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).
10	.30*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).
10.31		Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10	.32*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.33*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.34*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.35*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005)
10.36		Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10	.37*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).
10.38		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (included in Exhibit 2.4).
10	.39*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.40*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

Number		Description

10	.41*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.42*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.43*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).
10	.44*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.45*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.46*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.47*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.48*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10.49		Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).
10.50		Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).
31.1		Certification of Chief Executive Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer of Dex Media West LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++++	Certification of Chief Executive Officer and Chief Financial Officer of Dex Media West LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-112694), declared effective on May 14, 2004.

++	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333- 121259), declared effective on February 3, 2005.

+++	Incorporated by reference to our Form 8-K filed June 11, 2004.

*	Identifies each management contract or compensatory plan or arrangement.

++++	Exhibit 32.1 is being furnished solely to accompany this report pursuant to 18 U.S.C. §1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.