Form 10-Q
period 2006-09-30
DEX MEDIA WEST LLC
filed 2006-11-14
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2006, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.
THE REGISTRANT IS AN INDIRECT SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DEX MEDIA WEST LLC
INDEX TO FORM 10-Q

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended September 30, 2006 and 2005	4

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Eight Months Ended September 30, 2006, the One Month Ended January 31, 2006 and the Nine Months Ended September 30, 2005	5

Consolidated Statements of Cash Flows for the Eight Months Ended September 30, 2006, the One Month Ended January 31, 2006 and the Nine Months Ended September 30, 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Narrative Analysis of Results of Operations*	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk**	27

Item 4. Controls and Procedures	28

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds***	28

Item 3. Defaults Upon Senior Securities***	28

Item 4. Submission of Matters to a Vote of Security Holders***	28

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURES	35

*	Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been omitted and (ii) the registrant is providing a Management’s Narrative Analysis of Results of Operations.

**	Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

***	Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media West LLC
Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
	September 30,	December 31,
(in thousands)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$3,490	$848
Accounts receivable
Billed	73,626	69,480
Unbilled	266,454	6,172
Allowance for doubtful accounts and sales claims	(4,709)	(11,273)

Net accounts receivable	335,371	64,379
Deferred directory costs	94,440	154,227
Current deferred income taxes, net	6,134	17,939
Other current assets	38,083	9,213

Total current assets	477,518	246,606

Fixed assets and computer software, net	49,453	53,017
Other non-current assets	6,093	59,459
Intangible assets, net	5,066,754	1,477,965
Goodwill	1,404,011	2,190,715

Total Assets	$7,003,829	$4,027,762

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$22,550	$31,611
Affiliate payable, net	61,621	40,553
Accrued interest	26,568	49,903
Deferred directory revenue	400,552	113,658
Current portion of long-term debt	166,941	110,362

Total current liabilities	678,232	346,087

Long-term debt	2,612,574	2,524,099
Amount due to affiliate related to post-retirement and other post-employment obligations	56,041	40,848
Deferred income taxes, net	1,281,419	42,872
Other non-current liabilities	14,910	9,411

Total liabilities	4,643,176	2,963,317
Commitments and contingencies
Owner’s Equity
Owner’s interest	2,490,513	1,064,445
Accumulated deficit	(126,764)	—
Accumulated other comprehensive loss	(3,096)	—

Total owner’s equity	2,360,653	1,064,445

Total Liabilities and Owner’s Equity	$7,003,829	$4,027,762

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media West LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Successor	Predecessor
	Company	Company
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2006	2005

Net revenue	$131,687	$238,255
Expenses
Operating expenses	80,928	88,404
General and administrative expenses	11,383	15,455
Depreciation and amortization	35,331	53,185

Total expenses	127,642	157,044
Operating income	4,045	81,211
Interest expense, net	48,609	50,875

(Loss) income before income taxes	(44,564)	30,336
(Benefit) provision for income taxes	(17,365)	11,847

Net (loss) income	$(27,199)	$18,489
Comprehensive (Loss) Income
Net (loss) income	$(27,199)	$18,489
Unrealized loss on interest rate swaps, net of tax	(8,151)	—

Comprehensive (loss) income	$(35,350)	$18,489

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media West LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Successor
	Company	Predecessor Company
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
(in thousands)	2006	2006	2005

Net revenue	$235,970	$78,803	$704,587
Expenses
Operating expenses	182,680	31,681	264,644
General and administrative expenses	34,575	6,162	39,278
Depreciation and amortization	94,565	14,661	157,657

Total expenses	311,820	52,504	461,579
Operating (loss) income	(75,850)	26,299	243,008
Interest expense, net	131,666	17,700	155,096

(Loss) income before income taxes	(207,516)	8,599	87,912
(Benefit) provision for income taxes	(80,752)	3,424	34,345

Net (loss) income	$(126,764)	$5,175	$53,567
Comprehensive (Loss) Income
Net (loss) income	$(126,764)	$5,175	$53,567
Unrealized loss on interest rate swaps, net of tax	(3,096)	—	—

Comprehensive (loss) income	$(129,860)	$5,175	$53,567

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media West LLC
Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
(in thousands)	2006	2006	2005

Cash Flows from Operating Activities
Net (loss) income	$(126,764)	$5,175	$53,567
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	94,565	14,661	157,657
Deferred income taxes	(80,752)	3,424	34,345
Provision for bad debts	8,312	3,859	21,792
Stock-based compensation expense	7,414	1,587	769
Interest rate swap ineffectiveness	593	194	(1,749)
Amortization of debt fair value adjustment	(10,176)	—	—
Amortization of deferred financing costs	1,427	1,141	14,584
Loss on disposition of assets	—	—	28
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	13,175	(1,966)	(45,604)
(Increase) decrease in other assets	(51,974)	2,132	(16,935)
(Decrease) increase in accounts payable and accrued liabilities	(41,260)	2,569	(13,291)
Increase in deferred directory revenue	366,285	110	16,334
Increase (decrease) in amounts due to affiliates	14,038	(253)	(4,234)
Increase in other non-current liabilities	574	87	751
Increase in amounts due to affiliate related to post-retirement and other post-employment benefits	3,515	534	5,011

Net cash provided by operating activities	198,972	33,254	223,025
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(8,508)	(538)	(14,843)

Net cash used in investing activities	(8,508)	(538)	(14,843)
Cash Flows from Financing Activities
Revolver borrowings	251,400	—	112,500
Revolver repayments	(218,700)	(5,000)	(94,500)
Additional debt borrowings	444,193	—	—
Debt repayments	(417,897)	—	(195,329)
Premium paid on debt redemption	(2,914)	—	—
Payment of debt refinance costs	(671)	—	(2,153)
Increase (decrease) in checks not yet presented for payment	15	(491)	(1,553)
Distributions to Owner	(260,287)	(10,186)	(36,080)

Net cash used in financing activities	(204,861)	(15,677)	(217,115)

(Decrease) increase in cash and cash equivalents	(14,397)	17,039	(8,933)
Cash and cash equivalents, beginning of period	17,887	848	8,933
Cash and cash equivalents, end of period	$3,490	$17,887	$—

Cash paid:
Interest	$176,470	$8,746	$164,458
The accompanying notes are an integral part of the consolidated financial statements.

Dex Media West LLC
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basics of Presentation
The interim consolidated financial statements of Dex Media West LLC and its direct and indirect wholly-owned subsidiary (the “Company,” “Dex Media West,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Significant Business Developments
On January 31, 2006, Dex Media, Inc. (“Dex Media”), our indirect parent, merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD”). Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share, for an equity purchase price of $4.1 billion. RHD also assumed all of Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described in Note 3 for a total aggregate purchase price of $9.7 billion). In addition, all outstanding Dex Media stock options were converted into stock options of RHD at a ratio of 1 to 0.43077 and the Dex Media Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed those Dex Media stock options, were terminated. In connection with the consummation of this Merger (the “RHD Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the RHD Merger, Dex Media became a wholly-owned subsidiary of RHD. For ease of reference throughout this Quarterly Report on Form 10-Q “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the Predecessor of FAC and a direct subsidiary of Dex Holdings LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
Dex Media West LLC is a subsidiary of Dex Media West, Inc. and an indirect wholly-owned subsidiary of Dex Media. Dex Media West is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”). Dex Media is the largest directory publisher in the Dex States (as defined below) and, together with its parent, RHD, the third largest directory publisher in the United States, based on revenue. We provide directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex States through third-party vendors. The Company operates in a single segment.
“Predecessor Company” refers to the operations of Dex Media West prior to the consummation of the RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media West subsequent to the consummation of the RHD Merger.
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
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization period”). In the Predecessor Company financial statements, revenue from the sale of local advertising was recorded net of actual sales claims received. In the Successor Company financial statements, revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur for a directory in the future. For the three and eight months ended September 30, 2006, the adjustment to revenue for sales claims was $5.3 million and $9.5 million, respectively. The Company recognizes revenue for Internet-based advertising bundled with print advertising using the deferral and amortization method. The Company recognizes revenue for advertising on its Internet-based directory, DexOnline.com(R), ratably over the period the advertisement appears on the site. Revenue from other products and services is recognized as delivered or fulfilled.
The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the third party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with, and only to the extent of, reasonably similar and recent items sold or purchased for cash.
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
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, certified marketing representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. In the Successor Company financial statements, unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of bad debts and sales claims we may incur.
The Predecessor Company reported its accounts receivable as the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for the Predecessor Company billed local trade receivables was estimated based upon a combination of historical experience of actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables included specifically identified uncollectible accounts. Receivables were charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges were recorded as an increase to the allowance for doubtful accounts.

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
Interest Expense and Deferred Financing Costs. For the Predecessor Company, certain costs associated with the issuance of debt instruments were capitalized and included on the consolidated balance sheet. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting and an adjustment was established to record the debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Since the RHD Merger, the Successor Company has recorded deferred financing costs of $6.6 million. Both the Predecessor and Successor Company used the bond outstanding method to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $0.6 million and $1.4 million for the three and eight months ended September 30, 2006, respectively. Amortization of deferred financing costs included in interest expense was $1.1 million, $3.8 million and $14.6 million for the one month ended January 31, 2006 and the three and nine months ended September 30, 2005, respectively. Amortization of the fair value adjustment was $3.8 million and $10.2 million for the three and eight months ended September 30, 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $1.8 million and $6.0 million for the three and eight months ended September 30, 2006, respectively. Total advertising expense was $2.3 million, $3.5 million and $12.1 million for the one month ended January 31, 2006 and the three and nine months ended September 30, 2005, respectively.
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
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers.
At September 30, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $1.3 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1.3 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the Company’s swap agreements that have been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and, as of September 30, 2006, pay a weighted average fixed rate of 5.10%. Under the terms of the Company’s swap agreements that have not been designated as cash flow hedges, we receive variable interest based on the one-month LIBOR and pay interest based on preset monthly fixed rates from 1.90% to 3.61%, which as of September 30, 2006, pay a weighted average fixed rate of 3.38%. The swaps mature at varying dates from October 2006 to June 2009. The weighted average rate received on our interest rate swaps was 5.31% and 5.09% during the three and eight months ended September 30, 2006, respectively. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $1.0 billion (of the total $1.3 billion in interest rate swaps) have been designated as cash flow hedges to hedge three-month LIBOR-based payments on $1.0 billion of bank debt. During May 2006, the Company entered into $450.0 million notional value of interest rate swaps, which were not designated as hedging instruments until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction of interest expense of $2.3 million for the three and eight months ended September 30, 2006. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, a component of owner’s equity. Any ineffectiveness is recorded through interest expense. As of September 30, 2006, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.0 billion of bank debt. Interest rate swaps with a notional value of $0.3 billion are not designated as cash flow hedges. For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. For the three and eight months ended September 30, 2006 and the month ended January 31, 2006, the Company recorded $1.6 million, $2.9 million and $0.2 million, respectively as an increase to interest expense as a result of the change in fair value of these interest rate swaps.
Income Taxes. We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized. A deferred tax liability in the amount of $1.3 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired by RHD as a result of the RHD Merger.
Stock-Based Awards
Successor Company
RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees are eligible to receive stock options, stock appreciation rights (“SARs”), limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. RHD’s Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
On January 1, 2006, RHD adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, RHD is required to record compensation expense in the statement of operations for RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the three and nine months ended September 30, 2006, RHD utilized a forfeiture rate of 5% in determining compensation expense for these respective periods.

Prior to adopting SFAS No. 123 (R), RHD accounted for stock-based awards granted to employees in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price and was recognized over the vesting term.
RHD allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the three and eight months ended September 30, 2006. All other information presented below, including unrecognized compensation expense, relates to RHD’s stock award and incentive plans in total.
The following table depicts the effect of adopting SFAS No. 123 (R) on net loss for the three and eight months ended September 30, 2006. The Company’s reported net loss for the three and eight months ended September 30, 2006, which reflects compensation expense related to RHD employee stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net loss for the same period that would have been reported had such compensation expense been determined under APB No. 25.

	Three Months Ended		Eight Months Ended
	September 30, 2006		September 30, 2006
	As Reported	Per APB No. 25	As Reported	Per APB No.25
Total stock-based compensation expense (benefit)	$3,318	$(216)	$7,414	$(1,035)
Net loss	(27,199)	(25,042)	(126,764)	(121,603)
Prior to the adoption of SFAS No. 123 (R), RHD presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the three and eight months ended September 30, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by stock-based award exercises for the three and eight months ended September 30, 2006.
Under SFAS No. 123 (R), the fair value for RHD’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the three and nine months ended September 30, 2006 was $16.93 and $19.73, respectively. The following assumptions were used in valuing these stock-based awards for the periods ended September 30, 2006:

September 30, 2006
Dividend yield	0%
Expected volatility	24.85%
Risk-free interest rate	4.62%
Expected life	5 years
RHD estimates expected volatility based on the historical volatility of the price of its common stock over the expected life of the stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. RHD uses historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
RHD grants restricted stock to certain of its employees, including executive officers, in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of RHD’s common stock at such time.

For the three months ended September 30, 2006, RHD granted less than 0.1 million stock options and SARs, and for the nine months ended September 30, 2006, RHD granted 0.7 million stock options and SARs. The following table presents a summary of RHD’s stock options and SARs activity and related information for the nine months ended September 30, 2006:

		Weighted
		Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2006	5,798,045	$40.67	$88,149
Granted	730,240	63.29	3
Dex stock-based awards converted	1,725,361	12.73	69,537
Exercised	(1,633,714)	15.37	(61,386)
Forfeitures	(210,983)	54.58	(1,046)

Awards outstanding, September 30, 2006	6,408,949	$41.69	$95,257

Available for future grants at September 30, 2006	3,996,473

The total intrinsic value of RHD’s stock-based awards vested during the nine months ended September 30, 2006 was $15.7 million. The total fair value of stock-based awards vested during the nine months ended September 30, 2006 was $24.8 million.
The following table summarizes information about RHD’s stock-based awards outstanding and exercisable at September 30, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.78 — $14.75	414,174	5.97	$11.04	288,483	5.40	$11.15
$15.22 — $19.41	316,723	2.37	15.77	316,723	2.37	15.77
$24.75 — $29.59	1,723,629	3.72	25.96	1,394,504	3.83	26.06
$30.11 — $39.21	160,889	3.40	30.92	125,872	3.39	30.86
$41.10 — $43.85	1,403,323	4.66	41.40	956,349	4.65	41.40
$46.06 — $55.25	100,640	6.34	51.88	27,352	5.19	48.35
$56.55 — $65.00	2,289,571	5.98	63.16	456,554	5.48	59.24

	6,408,949	4.84	$41.69	3,565,837	4.25	$32.64

The aggregate intrinsic value of RHD’s exercisable stock-based awards as of September 30, 2006 was $75.1 million.
The following table summarizes the status of RHD’s non-vested stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006:

	Non-Vested	Weighted Average		Weighted Average
	Stock	Grant Date	Non-vested	Grant Date
	Options And	Exercise Price Per	Restricted	Exercise Price Per
	SARS	Award	Stock	Award

Non-vested at January 1, 2006	3,669,229	$49.39	—	$—
Granted	730,240	63.29	148,628	62.00
Non-vested Dex options converted	224,597	12.73	—	—
Vested	(1,569,971)	44.71	—	—
Forfeitures	(210,983)	54.58	(9,650)	61.88

Non-vested at September 30, 2006	2,843,112	$53.04	138,978	$62.01

As of September 30, 2006, there was $51.3 million of total unrecognized compensation cost related to RHD’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying its estimated forfeiture rate, RHD expects 2.7 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at September 30, 2006 of RHD’s non-vested stock-based awards expected to vest is $19.2 million and the corresponding weighted average grant date exercise price is $53.04 per share.

On February 21, 2006, RHD granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of $0.2 million and $0.7 million for the three and eight months ended September 30, 2006, respectively.
On February 21, 2006, RHD granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. The Company recognized non-cash compensation expense related to these and other smaller SAR grants of $0.9 million and $2.0 million for the three and eight months ended September 30, 2006, respectively, with no comparable expense in 2005.
In connection with the RHD Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of RHD’s common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the RHD Merger. The Company recognized non-cash compensation expense related to these SARs of $0.6 million and $1.3 million for the three and eight months ended September 30, 2006, respectively.
At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the RHD Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At September 30, 2006, the number of RHD shares remaining available for future issuance totaled 0.1 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the three and eight months ended September 30, 2006, the Company’s non-cash compensation expense related to these converted awards totaled $0.4 million and $1.2 million, respectively.
The RHD Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the RHD Merger, and the SARs now vest ratably over three years from the date of grant. The Company’s non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the RHD Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the RHD Merger not mentioned above, totaled $1.2 million and $2.2 million for the three and eight months ended September 30, 2006, respectively.
Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As RHD and the Predecessor Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided below the pro forma disclosures of the effect on net income for the three and nine months ended September 30, 2005 as if the Predecessor Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123 for the 2005 periods.
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
On October 5, 2005, Dex Media entered into Letter Agreements with its officers which, among other things, included terms to accelerate the vesting of certain stock options upon consummation of the RHD Merger (“modifications”). As a result of the modifications, stock options to purchase approximately 1.3 million shares of Dex Media common stock became fully exercisable immediately prior to the consummation of the RHD Merger. The Predecessor Company recorded stock-based compensation expense from stock options of $1.2 million during the one month ended January 31, 2006, under the guidance of SFAS No. 123 (R), including $1.1 million as a result of these modifications. Had such compensation been determined under APB No. 25, the Company would have recorded stock-based compensation expense of $13.1 million during the one month ended January 31, 2006, of which $13.0 million related to the modifications.
Under the terms of the restricted stock agreements all unvested shares become vested upon consummation of the RHD Merger. The Predecessor Company recorded stock-based compensation expense for restricted stock of $0.4 million during the one month ended January 31, 2006, including $0.3 million related to this acceleration of vesting.
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
For the three and nine months ended September 30, 2005, the Predecessor Company accounted for the 2002 Plan and the 2004 Plan under the recognition and measurement principles of APB No. 25. Had the Predecessor Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by SFAS No. 123, the pro forma results of the Predecessor Company would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net Income
As reported	$18,489	$53,567
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	155	469
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(242)	(738)

Pro forma	$18,402	$53,298

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

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS No. 158 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a Company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not currently anticipate any adjustments resulting from the initial implementation of SAB No. 108.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
3. RHD Merger
On January 31, 2006, our indirect parent, Dex Media, was acquired by RHD for an equity purchase price of $4.1 billion. Additionally, RHD assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described below for a total aggregate purchase price of $9.7 billion). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005, each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the RHD Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the RHD Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the RHD Merger, severance and related costs for certain Dex Media employees of $11.4 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million. Upon completion of the RHD Merger, RHD’s stockholders immediately prior to the merger and Dex Media’s former stockholders owned approximately 47% and 53% of RHD’s common stock, respectively.
As a result of the RHD Merger, our assets and liabilities were recorded based on their fair values at the date of the RHD Merger, and certain other assets and liabilities were recorded by us upon consummation of the RHD Merger. Thus, the bases of the assets and liabilities of the Predecessor Company are not comparable to those of the Successor Company.

The RHD Merger was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed by RHD based on their respective estimated fair values on the acquisition date with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired by RHD include directory services agreements between the Company and Qwest, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4 for a further description of our intangible assets and goodwill.
Under purchase accounting rules, RHD did not assume or record the deferred revenue balance of the Company of $79.5 million at January 31, 2006. This amount represented revenue that would have been recognized subsequent to the RHD Merger under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the RHD Merger, as well as directories that were published in the month of the RHD Merger. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the RHD Merger. As a result, the billed and unbilled accounts receivable balances acquired by RHD became assets of the Company. Also under purchase accounting rules, RHD did not assume or record the deferred directory costs related to those directories that were published prior to the RHD Merger as well as directories that published in the month of the RHD Merger, totaling $118.4 million. These costs represent operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.
The table below shows the activity in our restructuring reserves related to the RHD Merger for the three and eight months ended September 30, 2006.

Three months ended September 30, 2006
Balance at June 30, 2006	$5,639
Additions to reserve charged to goodwill	447
Payments	(1,830)

Balance at September 30, 2006	$4,256

Eight months ended September 30, 2006
Balance at January 31, 2006	$—
Additions to reserve charged to goodwill	6,443
Payments	(2,187)

Balance at September 30, 2006	$4,256

During the three and eight months ended September 30, 2006, $0.4 million and $6.4 million, respectively, was charged to goodwill representing severance and related costs for certain Dex Media executive officers and employees in connection with the RHD Merger. Payments of $1.8 million and $2.2 million were made to employees for severance and related costs during the three and eight months ended September 30, 2006. We will continue to assess the restructuring plan related to the RHD Merger, which may include additional employee severance and relocation and facility utilization charges, as well as a review of assets for impairment. The Company anticipates completion of the restructuring plan during the fourth quarter of 2006.
The Successor Company recognized merger related expenses of $0.2 million and $1.6 million during the three and eight months ended September 30, 2006, respectively. These merger related costs for the three and eight months ended September 30, 2006 included $0.2 million and $1.3 million, respectively, for bonuses to retain certain employees through the transition of the RHD Merger. The Predecessor Company recognized merger related expenses of $1.7 million during the one month ended January 31, 2006. These costs included stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the RHD Merger, as further discussed in Note 2. These costs are included in general and administrative expenses in the consolidated statements of operations.

4. Intangible Assets and Goodwill
Successor Company
As a result of the RHD Merger, certain intangible assets were identified and recorded at their estimated fair value and the balances of intangible assets from the Dex West Acquisition were eliminated. Amortization expense was $31.2 million and $83.2 million for the three and eight months ended September 30, 2006, respectively. The acquired intangible assets and their respective book values at September 30, 2006 are shown in the table below.

	Successor Company
	September 30, 2006
	Local	National	Directory
	Customer	CMR	Services	Trade	Advertising
	Relationships	Relationships	Agreements	Names	Commitment	Total
Fair value	$495,000	$120,000	$4,240,000	$280,000	$15,000	$5,150,000
Accumulated amortization	—	(2,667)	(67,302)	(12,444)	(833)	(83,246)

Net intangible assets	$495,000	$117,333	$4,172,698	$267,556	$14,167	$5,066,754

In connection with the RHD Merger, RHD assumed by operation of law directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest, including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest (and its successors) provides local telephone services and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service. The fair value assigned to the Dex Media Directory Services Agreements of $4.2 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible assets are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.
As a result of the RHD Merger, RHD also assumed (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20.0 million of advertising per year through 2017 from Dex Media at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex States and the right to use these marks in connection with DexOnline.com (the intangible assets reflected in (2) and (3) collectively referred to as “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.
The fair values of the local and national customer relationships were determined based on the multi-period excess earnings method. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years. The amortization of local customer relationships will not commence until the cost uplift resulting from purchase accounting is substantially amortized. The fair value of the Trade Names was determined based on the “relief from royalty” method, which values the Trade Names based on the estimated amount that a company would have to pay in an arms length transaction to use these Trade Names. This asset is being amortized under the straight-line method over 15 years.
The excess of purchase price over the net tangible and identifiable intangible assets acquired of $1.4 billion was recorded as goodwill. During the third quarter of 2006, we increased goodwill by $6.1 million, primarily composed of a decrease in accounts receivable and an increase in the sales claims allowance of $3.3 million and an increase of $10.3 million due to the reallocation of goodwill between Dex Media and Dex West, offset by tax effects on all goodwill adjustments of $7.9 million. Included in goodwill adjustments during the third quarter 2006, we recorded an increase of approximately $0.4 million related to a restructuring plan associated with the RHD Merger. See Note 3 for additional information regarding this adjustment. Until January 31, 2007, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the RHD Merger. The total amount of goodwill that is expected to be deductible for tax purposes related to the RHD Merger is approximately $1.7 billion.
In accordance with SFAS No. 142, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during the three and eight months ended September 30, 2006.
Predecessor Company
As a result of the Dex Media West Acquisition certain intangible assets were identified and recorded at their estimated fair value. Amortization expense was $13.4 million, $48.0 million and $144.0 million for the one month ended January 31, 2006 and the three and nine months ended September 30, 2005, respectively. The acquired intangible assets and their respective book values at December 31, 2005 are shown in the table below.

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

The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and were being amortized using a declining method in relation to the estimated retention periods of the acquired customers, which was twenty years and twenty-five years, respectively. The acquired Dex trademark was a perpetual asset and not subject to amortization. Other intangible assets including non-compete/publishing agreements, the Qwest Dex Trademark agreement and advertising agreement were amortized on a straight—line basis over the thirty-nine, four and fourteen years, respectively.
The excess of purchase price for the Dex West Acquisition over the net tangible and identifiable intangible assets acquired of $2.2 billion was recorded as goodwill. In accordance with SFAS No. 142, goodwill was not amortized, but was subject to periodic impairment testing. No impairment losses were recorded during the one month ended January 31, 2006 or the three and nine months ended September 30, 2005. The balances of intangible assets from the Dex West Acquisition were eliminated in purchase accounting as a result of the RHD Merger.
5. Long-Term Debt
Long-term debt of the Company at September 30, 2006, including fair value adjustments required by GAAP as a result of the RHD Merger, and December 31, 2005 consisted of the following:

	Successor	Predecessor
	Company	Company
	September 30,	December 31,
	2006	2005
Credit Facility	$1,533,086	$1,187,661
8.5% Senior Notes, due 2010	403,917	385,000
5.875% Senior Notes, due 2011	8,788	300,000
9.875% Senior Subordinated Notes, due 2013	833,724	761,800

Total	2,779,515	2,634,461
Less: current portion	166,941	110,362

Long-term debt	$2,612,574	$2,524,099

Credit Facilities
As of September 30, 2006, the Dex Media West credit facility, as amended and restated in connection with the RHD Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total available principal amount of $503.0 million and a tranche B-2 loan with a total principal amount of $834.3 million. As of September 30, 2006, the principal amounts owing under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,533.1 million, comprised of approximately $293.7 million, $416.3 million, and $790.4 million, respectively, and $32.7 million was outstanding under the Dex Media West Revolver. The tranche A and tranche B term loan commitments were available only to fund a portion of the Dex West Acquisition. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change in control offer associated with the RHD Merger and to fund a portion of the cash consideration paid to Dex Media’s stockholders in connection with the RHD Merger. The other $58.8 million was cancelled and withdrawn. The Dex Media West Revolver and tranche A term loan will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.87% and 5.91% at September 30, 2006 and December 31, 2005, respectively.
As amended, as of September 30, 2006, the Dex Media West credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, in each case, plus a 0.25% margin on the Dex Media West Revolver and Term Loan A and a 0.50 % margin on Term Loan B-1 and Term Loan B-2; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media West Revolver and Term Loan A, 1.50% margin on Term Loan B-1 and Term Loan B-2. We may elect interest periods of 1, 2, 3 or 6, (or 9 or 12 months if, at the time of borrowing all lenders agree to make such term available) for LIBOR borrowings.
The Company’s credit facilities and the indentures covering the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiary; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of the assets of Dex Media West and its subsidiary, including their equity interests, are pledged to collateralize the obligations under its credit facilities.
Notes
Dex Media West issued $385.0 million aggregate principal amount of 8.5% senior notes due 2010. Interest is payable on February 15th and August 15th of each year. As of September 30, 2006, $385.0 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $300.0 million aggregate principal amount of 5.875% senior notes due 2011. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $780.0 million aggregate principal amount of 9.875% senior subordinated notes due 2013. Interest is payable on February 15th and August 15th of each year. As of September 30, 2006, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Impact of RHD Merger
The completion of the RHD Merger triggered change of control offers on all of the Company’s outstanding notes, requiring us to make offers to repurchase the notes. Approximately $291.3 million of the 5.875% Dex Media West senior notes due 2011 and $0.2 million of the 9.875% Dex Media West senior subordinated notes due 2013 were tendered in the applicable change of control offer and repurchased by us.
As a result of the RHD Merger, an adjustment was established to record our debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction of interest expense over the remaining terms of the related debt instruments using the effective interest method. A total fair value adjustment of $101.2 million was recorded upon consummation of the RHD Merger as follows:

Credit Facility	$—
8.5% Senior Notes due 2010	22,138
5.875% Senior Notes due 2011	76
9.875% Senior Subordinated Notes due 2013	79,022

Total	$101,236

As of September 30, 2006, the unamortized fair value adjustment due to purchase accounting was $91.1 million, which does not impact future scheduled interest or principal payments.
6. Benefit Plans
Retirement Plans. Dex Media has a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Dex Media’s funding policy is to contribute with the objective of accumulating sufficient assets to pay all benefits when due. No contributions were required or made for the three and eight months ended September 30, 2006, the one month ended January 31, 2006, and the three and nine months ended September 30, 2005. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets and obligations.
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
Costs associated with Dex Media’s benefit plans are allocated to the Company as discussed in Note 9. In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following tables provide the components of net periodic benefit cost for the three and eight months ended September 30, 2006, the one month ended January 31, 2006, and the three and nine months ended September 30, 2005:

	Predecessor Company		Successor Company
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits
Service cost	$1,176	$329	$1,339	$328
Interest cost	1,576	540	1,622	516
Expected return on plan assets	(1,681)	—	(1,984)	—
Unrecognized prior service costs	—	—	(27)	(54)
Amortization of net loss	—	—	—	9

Net periodic benefit cost	$1,071	$869	$950	$799

	Successor Company		Predecessor Company
	Eight Months		One Month		Nine Months
	Ended		Ended		Ended
	September 30,		January 31,		September 30,
	2006		2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits
Service cost	$3,320	$874	$398	$94	$4,176	$984
Interest cost	4,245	1,443	494	173	5,057	1,549
Expected return on plan assets	(4,161)	—	(594)	—	(6,306)	—
Unrecognized prior service costs	—	4	(9)	(22)	(81)	(162)
Amortization of net loss	—	—	—	—	—	27

Net periodic benefit cost	$3,404	$2,321	$289	$245	$2,846	$2,398

As previously disclosed in our 2005 10-K, Dex Media does not expect to make any contributions to its retirement plan in 2006. However, Dex Media expects to make contributions of approximately $12.9 million to its pension and post retirement benefit plans in 2007.
On July 1, 2006, a settlement of the defined benefit pension obligation occurred as defined by SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits. At that time, lump sum payments to participants exceeded the sum of the service cost plus the interest cost component of the net periodic pension costs for the year. The settlement resulted in the recognition of $0.6 million in actuarial gains. In addition, the 2006 pension expense was recomputed based on assumptions at the settlement date (including an increase in the discount rate from 5.50% to 6.25%). This resulted in a decrease less than $0.1 million to pension expense for the remainder of the year. The impact of settlement accounting will be remeasured and adjusted, if necessary, at December 31, 2006.
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
Collective Bargaining Agreements. As of September 30, 2006, 24% and 44% of Dex Media’s employees were members of International Brotherhood of Electrical Workers (“IBEW”) and Communication Workers of America (“CWA”), respectively. In May 2006, the Company and the IBEW executed a new three year collective bargaining agreement that expires in May 2009. On October 14, 2006, the Company reached a tentative agreement for a new three year collective bargaining agreement with the CWA. A ratification vote by CWA members is expected by the end of the year.
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
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “RHD Merger”), including future financial and operating results, Dex Media West’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the RHD Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the RHD Merger making it more difficult to maintain relationships with customers, employees or suppliers; and (4) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). Unless otherwise indicated, the terms “Dex Media West,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media West LLC, its direct and indirect wholly-owned subsidiary and its and their predecessors. “Predecessor Company” refers to the operations of Dex Media West prior to the consummation of the RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media West subsequent to the consummation of the RHD Merger.
Significant Business Developments
On January 31, 2006, Dex Media, our indirect parent, merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of RHD. Pursuant to the Agreement and Plan of Merger, dated October 3, 2005, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share, for an equity purchase price of $4.1 billion. RHD also assumed all of Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.7 billion). In addition, all outstanding Dex Media stock options were converted into stock options of RHD at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed the Dex Media stock options, were terminated. In connection with the consummation of the RHD Merger, the name of FAC was changed to Dex Media, Inc. As a result of the RHD Merger, Dex Media became a wholly-owned subsidiary of RHD. For ease of reference throughout this Quarterly Report on Form 10-Q “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the Predecessor of FAC and a direct subsidiary of Dex Holdings LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
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
Dex Media is the largest directory publisher in the Dex States (as defined below) and, together with its parent, RHD, the third largest directory publisher in the United States, based on revenue. We provide directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. In 2005, Dex Media West published 133 directories and printed approximately 30 million copies of these directories for distribution to virtually all business and residential customers throughout the Dex West States. Dex Media’s Internet-based directory, DexOnline.com, which is bundled with our print product to provide web-based access to Dex Media’s directories, further expands the distribution of our advertiser content. Published directories are distributed to residents and businesses in the Dex States through third-party vendors.

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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS No. 158 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a Company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not currently anticipate any adjustments resulting from the initial implementation of SAB No. 108.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.

Factors Affecting Comparability
As a result of the RHD Merger, the related financings and associated purchase accounting, our 2006 results reported in accordance with GAAP results are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the acquisition, including all directories published in the month the RHD Merger was completed. Thus, our reported 2006 GAAP results are not indicative of our underlying operating and financial performance. Our revenue and operating expenses for the eight months ended September 30, 2006 were $387.5 million and $52.2 million lower, respectively, than our revenue and operating expenses would have otherwise been because of the RHD Merger. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of results for the eight months ended September 30, 2006, the one month ended January 31, 2006 and the nine months ended September 30, 2005, we have provided the following combined results of Dex Media West for the nine months ended September 30, 2006 because we believe that such financial information is important to gain an understanding of the impact of the RHD Merger on Dex Media West’s underlying historical performance and future financial results. The financial information for the combined nine months ended September 30, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the eight months ended September 30, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets and accounting policies that resulted from the RHD Merger.
Combined nine months ended September 30, 2006 and the nine months ended September 30, 2005
Net Revenue
The components of our net revenue for the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 were as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Eight Months	One Month	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	January 31,	September 30,	September 30,
	2006	2006	2006	2005	$ Change
(amounts in thousands)
Net directory advertising revenue	$227,704	$77,194	$304,898	$695,408	$(390,510)
Other revenue	8,266	1,609	9,875	9,179	696

Total	$235,970	$78,803	$314,773	$704,587	$(389,814)

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of estimated sales claims. Directory advertising revenue also includes revenue for Internet-based advertising bundled with print advertising. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. The Company recognizes revenue for advertising on its Internet-based directory, DexOnline.com, ratably over the period the advertisement appears on the site.
Net directory advertising revenue in the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 was $304.9 million and $695.4 million, respectively. The decrease in net directory advertising revenue of $390.5 million is primarily a result of the impact of purchase accounting for the RHD Merger. Our net directory advertising revenue during the eight months ended September 30, 2006 was $383.8 million lower than it would have been otherwise because of the impact of purchase accounting due to the RHD Merger. Purchase accounting resulting from the RHD Merger will continue to impact reported results during the remainder of 2006.
Revenue from other products and services is recognized as delivered or fulfilled. Revenue from other products and services includes barter revenue, late fees paid on outstanding customer balances, sales of directories and certain other print and Internet products. Other revenue in the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 was $9.9 million and $9.2 million, respectively. The increase in other revenue is partially due to fees the Company collects from customers who pay their accounts late, offset by a decrease in barter revenue due to the impact of purchase accounting of $3.7 million.
Total net revenue in the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 was $314.8 million and $704.6 million, respectively. The decrease in total net revenue is primarily a result of the impacts of purchase accounting described above.

Expenses
The components of total expenses for the combined nine months ended September 30, 2006 and the nine months ended September, 2005 are as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Eight Months	One Month	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	January 31,	September 30,	September 30,
	2006	2006	2006	2005	$ Change
(amounts in thousands)
Operating expenses	$182,680	$31,681	$214,361	$264,644	$(50,283)
G&A expenses	34,575	6,162	40,737	39,278	1,459
D&A expenses	94,565	14,661	109,226	157,657	(48,431)

Total	$311,820	$52,504	$364,324	$461,579	$(97,255)

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses are recognized as incurred. In the Predecessor Company financial statements, deferred directory costs also included employee and systems support costs directly associated with the publication of directories. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Operating Expenses
Total operating expenses for the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $214.4 million and $264.6 million, respectively. The decrease in operating expenses of $50.3 million is primarily due to the impact of purchase accounting for the RHD Merger. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and print and delivery costs totaling $85.2 million for directories that published prior to the RHD Merger were not reported in the eight months ended September 30, 2006. Directory expenses for the eight months ended September 30, 2006 include the amortization of deferred directory costs relating to the Dex Media directories published beginning in February 2006. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value of $68.7 million determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $33.0 million for the eight months ended September 30, 2006. The net impact of these two purchase accounting adjustments was $52.2 million for the eight months ended September 30, 2006. Purchase accounting resulting from the RHD Merger will continue to impact reported results during the remainder of 2006. Reported results in 2007 will be impacted solely by the cost uplift aspect of purchase accounting. Excluding these effects of purchase accounting, operating expenses increased $1.9 million. This increase primarily relates to increased fulfillment costs due to sales growth in our Dex Web ClicksTM product.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $40.7 million and $39.3 million, respectively. The increase of $1.5 million is primarily due to an increase in stock compensation and employee bonuses, offset by decreases in rent expense and salaries and wages. The increase in stock compensation expense and employee bonuses is primarily related to the acceleration of vesting of certain stock-based awards upon the consummation of the RHD Merger and the adoption of SFAS No.123(R), Share-Based Payment, on January 1, 2006, which increased expense by $5.6 million. In addition, the Company recognized $1.3 million in the eight months ended September 30, 2006 for bonuses to retain certain employers through the transition to the RHD Merger. Offsets to these expenses include a decrease in rent expense primarily driven by office space reductions and a decrease in salaries and wages due to headcount reductions.
Depreciation and Amortization Expenses
Depreciation and amortization (“D&A”) expenses for the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $109.2 million and $157.7 million, respectively. The decrease in D&A expense of $48.4 million is primarily related to a decrease in the amortization of our indefinite-lived intangible assets. Upon the consummation of the RHD Merger, the identified intangible assets related to the Dex West Acquisition were eliminated and replaced with the identified intangible assets related to the RHD Merger. In addition, the amortization of the local customer relationships’ intangible asset will not commence until the cost uplift resulting from purchase accounting is substantially amortized.
Operating (Loss) Income
Operating (loss) income for the combined nine months ended September 30, 2006 and nine months ended September 30, 2005 was as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Eight Months	One Month	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	January 31,	September 30,	September 30,
	2006	2006	2006	2005	$ Change
(amounts in thousands)
Total	$(75,850)	$26,299	$(49,551)	$243,008	$(292,559)

The decrease in combined operating (loss) income for the combined nine months ended September 30, 2006, compared to operating income for the nine months ended September 30, 2005 resulted from a decrease in net revenue, partially offset by a net decrease in operating expenses, G&A expenses and D&A expenses as described above.
Purchase accounting resulting from the RHD Merger will continue to impact reported results during the remainder of 2006. Reported results in 2007 will be impacted solely by the cost uplift aspect of purchase accounting.
Interest Expense, Net
Net interest expense for the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 was $149.4 million and $155.1 million, respectively. Net interest expense for the combined nine months ended September 30, 2006 and the nine months ended September 30, 2005 included $2.6 million and $14.6 million, respectively, of amortization of deferred financing costs as the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting. In addition, during the eight months ended September 30, 2006, the Company amortized a portion of the fair value adjustment which was recorded at the consummation of the RHD Merger. This fair value adjustment was amortized as a reduction to interest expense of $10.2 million during the eight months ended September 30, 2006. These decreases were offset by increased interest expense related to the Dex Media West credit facility, due to higher prevailing interest rates.
Income Taxes
The effective tax rate on (loss) income before income taxes for the eight months ended September 30, 2006, the one month ended January 31, 2006 and the nine months ended September 30, 2005 was 38.9%, 39.8% and 39.1%, respectively. The effective rate for the eight months ended September 30, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the RHD Merger combined with favorable treatment of certain purchase accounting adjustments.
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
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Document
2.1+	Agreement of Merger of Dex Media West LLC and GPP LLC, dated September 9, 2003.

2.2+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

2.3+	Amendment No. 1 dated September 9, 2003 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

2.4	Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 of R.H. Donnelley Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).

3.1+	Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed August 2, 2002.

3.2+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed September 9, 2003.

3.3+	Certificate of Merger of GPP LLC and Dex Media West LLC, filed September 9, 2003.

3.4+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC, filed October 6, 2003.

3.5+	Certificate of Incorporation of Dex Media West Finance Co., filed July 29, 2003.

3.6+	Amended and Restated Limited Liability Company Agreement of Dex Media West LLC, dated September 9, 2003.

3.7+	By-laws of Dex Media West Finance Co.

4.1+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.2+	Form of 8 1/2% Senior Notes due 2002 (included in exhibit 4.1)

4.3+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.4+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.3)

4.5++	Indenture with respect to the 5 7/8% Senior Notes due among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated November 24, 2004.

4.6++	Form of 5 7/8% Senior Notes due 2011 (included in exhibit 4.5)

10.1+	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.2+	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.3+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.

Exhibit
Number	Document
10.4+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

10.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

10.6+	Management Consulting Agreement among Dex Media West LLC and The Carlyle Group dated September 9, 2003.

10.7+	Management Consulting Agreement among Dex Media West LLC and Welsh, Carson, Anderson and Stowe dated September 9, 2003.

10.8+	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.

10.9+	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.

10.10+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.

10.11+	First Amendment to the Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.

10.12+	Publishing Agreement by and among Dex Holdings LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation, dated November 8, 2003.

10.13+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.14	Separation Agreement and Release, dated as of May 5, 2006, by and between R.H. Donnelley Corporation and George A. Burnett (incorporated by reference to Exhibit 10.32 to R.H. Donnelley Corporation’s Quarterly Report on Form 10Q, filed with the Securities and Exchange Commission November 8, 2006, Commission File No. 001-07155).

10.15+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.16+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.17+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.18+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.19+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.

10.20+*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.

10.21+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.22+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.23+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.24+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.25+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct

Exhibit
Number	Document
or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.26+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.27	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, J.P. Morgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on June 21, 2004).

10.28++	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.29*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.30*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).

10.31*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).

10.32	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-32249).

10.33*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.34*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.35*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.36*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005)

10.37	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-32249).

10.38*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).

10.39*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.40*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

Exhibit
Number	Document
10.41*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.42*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.43*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).

10.44*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.45*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.46*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.47*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.48*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.49	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.50	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.51	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.52	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

31.1+++	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

31.2+++	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

32.1+++	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 under Section 906 of the Sarbanes-Oxley Act David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-112694), declared effective on May 14, 2004.

++	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333- 121259), declared effective on February 3, 2005.

+++	Filed herewith.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA WEST LLC
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2006

By:	/s/ Jeffrey A. Smith
Jeffrey A. Smith
Vice President and Controller (Principal Accounting Officer)

Date: November 14, 2006

Exhibit Index

Exhibit 31.1+++	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2+++	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1+++	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, of Dex Media West LLC.

+++	Filed herewith.