Form 10-Q
period 2007-03-31
DEX MEDIA WEST LLC
filed 2007-05-14
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 1, 2007, R.H. Donnelley Corporation indirectly owned all of the registrant’s owner’s equity.
THE REGISTRANT IS AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DEX MEDIA WEST LLC
INDEX TO FORM 10-Q

		PAGE
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 (Successor Company)	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2007, the Two Months Ended March 31, 2006 (Successor Company) and the One Month Ended January 31, 2006 (Predecessor Company)	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007, the Two Months Ended March 31, 2006 (Successor Company) and the One Month Ended January 31, 2006 (Predecessor Company)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Narrative Analysis of Results of Operations*	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk**	23

Item 4T.	Controls and Procedures	24

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds***	24

Item 3.	Defaults Upon Senior Securities***	24

Item 4.	Submission of Matters to a Vote of Security Holders***	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		29

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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media West LLC
Consolidated Balance Sheets (Unaudited)

	Successor Company
(in thousands)	March 31, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$5,424	$28,358
Accounts receivable
Billed	53,873	67,539
Unbilled	287,786	306,016
Allowance for doubtful accounts and sales claims	(8,700)	(10,803)

Net accounts receivable	332,959	362,752
Deferred directory costs	77,709	88,226
Short-term deferred income taxes, net	8,711	12,505
Prepaid expenses and other current assets	24,549	29,416

Total current assets	449,352	521,257

Fixed assets and computer software, net	32,201	34,656
Other non-current assets	10,695	10,668
Intangible assets, net	4,994,087	5,034,651
Goodwill	1,364,106	1,368,789

Total Assets	$6,850,441	$6,970,021

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$26,052	$21,945
Affiliates payable, net	124,171	84,011
Accrued interest	26,133	55,663
Deferred directory revenue	430,483	465,409
Current portion of long-term debt	140,714	134,552

Total current liabilities	747,553	761,580

Long-term debt	2,434,921	2,561,879
Amount due to affiliate primarily related to post-retirement and other post-employment obligations	53,931	56,558
Deferred income taxes, net	1,232,667	1,227,796
Other non-current liabilities	16,828	15,909

Total liabilities	4,485,900	4,623,722
Commitments and contingencies
Owner’s Equity
Owner’s interest	2,480,325	2,480,325
Accumulated deficit	(112,720)	(132,230)
Accumulated other comprehensive loss	(3,064)	(1,796)

Total owner’s equity	2,364,541	2,346,299

Total Liabilities and Owner’s Equity	$6,850,441	$6,970,021

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media West LLC
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

			Predecessor
	Successor Company		Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
(in thousands)	2007	2006	2006

Net revenue	$232,833	$21,126	$78,803
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	99,295	37,008	33,598
General and administrative expenses	9,632	8,138	4,991
Depreciation and amortization	44,389	23,556	14,661

Total expenses	153,316	68,702	53,250
Operating income (loss)	79,517	(47,576)	25,553
Interest expense, net	48,347	32,269	17,700

Income (loss) before income taxes	31,170	(79,845)	7,853
Provision (benefit) for income taxes	11,660	(30,485)	3,134

Net income (loss)	$19,510	$(49,360)	$4,719
Comprehensive Income (Loss)
Net income (loss)	$19,510	$(49,360)	$4,719
Unrealized (loss) gain on interest rate swaps, net of tax	(1,268)	1,492	—

Comprehensive income (loss)	$18,242	$(47,868)	$4,719

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media West LLC
Consolidated Statements of Cash Flows (Unaudited)

			Predecessor
	Successor Company		Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
(in thousands)	2007	2006	2006

Cash Flows from Operating Activities
Net income (loss)	$19,510	$(49,360)	$4,719
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,389	23,556	14,661
Deferred income tax provision (benefit)	11,660	(30,485)	3,134
Provision for bad debts	4,560	(1,919)	4,605
Stock-based compensation expense	4,750	938	1,587
Interest rate swap ineffectiveness	—	330	194
Amortization of debt fair value adjustment	(3,162)	(2,617)	—
Amortization of deferred financing costs	760	342	1,141
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	26,434	17,254	(1,966)
Decrease (increase) in other assets	14,398	(16,341)	2,132
(Decrease) increase in accounts payable and accrued liabilities	(29,524)	(41,384)	2,569
(Decrease) increase in deferred directory revenue	(34,926)	118,109	110
Increase (decrease) in affiliates payable	32,783	3,237	(253)
Increase (decrease) in other non-current liabilities	5,660	(5)	87
(Decrease) increase in amounts due to affiliates primarily related to post-retirement and other post-employment benefits	(6,245)	1,066	534

Net cash provided by operating activities	91,047	22,721	33,254
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(1,370)	(2,518)	(538)

Net cash used in investing activities	(1,370)	(2,518)	(538)
Cash Flows from Financing Activities
Revolver borrowings	18,700	105,000	—
Revolver repayments	(4,100)	(24,003)	(5,000)
Proceeds from issuance of long-term debt	—	444,193	—
Debt repayments	(132,234)	(320,344)	—
Premium paid on debt redemption	—	(2,914)	—
Increase (decrease) in checks not yet presented for payment	5,023	36	(491)
Distributions to Owner	—	(240,058)	(10,186)

Net cash used in financing activities	(112,611)	(38,090)	(15,677)

(Decrease) increase in cash and cash equivalents	(22,934)	(17,887)	17,039
Cash and cash equivalents, beginning of period	28,358	17,887	848

Cash and cash equivalents, end of period	$5,424	$—	$17,887

Supplemental Information:
Cash paid:
Interest	$79,703	$69,920	$8,746
The accompanying notes are an integral part of the consolidated financial statements.

Dex Media West LLC
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basics of Presentation
Dex Media West LLC is an indirect wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD”). The interim consolidated financial statements of Dex Media West LLC and its wholly-owned subsidiary (the “Company,” “Dex Media West,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Dex Media, Inc. (“Dex Media” or “Owner”) is the largest directory publisher in the Dex West States, as defined below. Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. During 2006, Dex Media West’s print and online solutions helped more than 250,000 national and local businesses in 7 states reach consumers who were actively seeking to purchase products and services. During 2006, we published and distributed more than 30 million print directories. One of our largest markets is Phoenix.
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
On September 6, 2006, RHD acquired Local Launch (the “Local Launch Acquisition”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of RHD’s and the Company’s current local search engine marketing (“SEM”) and search engine optimization (“SEO”) offerings and provide new, innovative solutions to enhance RHD’s and the Company’s local SEM and SEO capabilities. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. As such, the results of the Local Launch business are not included in the Company’s operating results.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Dex Media West and its wholly-owned subsidiary, Dex Media West Finance Co. All intercompany transactions and balances between Dex Media West and its subsidiary have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are bundled with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled. In the Predecessor Company financial statements, revenue from the sale of local advertising was recorded net of actual sales claims received. In the Successor Company financial statements, revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. For the three months ended March 31, 2007 and the two months ended March 31, 2006, the adjustment to revenue for sales claims was $8.4 million and $2.3 million, respectively.
The Company enters into transactions, such as exclusivity arrangements, sponsorships and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the third party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with, and only to the extent of, reasonably similar and recent items sold or purchased for cash.
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
Interest Expense and Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated as a result of purchase accounting required under generally accepted accounting principles (“GAAP”); in addition, an adjustment was established to record the debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Since the RHD Merger, the Successor Company has recorded deferred financing costs of $6.6 million. Both the Predecessor and Successor Company used the bond outstanding method to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $0.8 million and $0.3 million for the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively. Amortization of deferred financing costs included in interest expense for the Predecessor Company was $1.1 million for the one month ended January 31, 2006. Amortization of the fair value adjustment was $3.2 million and $2.6 million for the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively. Apart from business combinations, the Company’s policy is to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $2.4 million and $2.2 million for the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively. Total advertising expense for the Predecessor Company was $2.3 million for the one month ended January 31, 2006.
Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.
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
At March 31, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $1.0 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. The Company accounts for its derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes and its derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, the Company’s credit facility requires that it maintain hedge agreements to provide a fixed rate on at least 33% of its indebtedness. To satisfy this objective and requirement, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. Our interest rate swap agreements effectively convert $1.0 billion, or approximately 75%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At March 31, 2007, approximately 52% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 87% of our total debt portfolio as of March 31, 2007.
On the day a derivative contract is executed, the Company may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. See Note 6 for additional information regarding our derivative financial instruments and hedging activities.

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
In June 2006, the Financial Accounting Standards Board (“FASB’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it is has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we adopted FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 had no impact on Dex Media West.
Pension and Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires RHD management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. For the three months ended March 31, 2007, the two months ended March 31, 2006 and the one month ended January 31, 2006, we used the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plan. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. Please refer to Note 7 for additional information.
Stock-Based Awards
Successor Company
RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees and non-employee directors are eligible to receive stock options, stock appreciation rights (“SARs”), limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. RHD’s Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
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
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $4.7 million and $0.9 million for the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively.

On February 27, 2007, RHD granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $2.4 million, which includes $2.2 million related to non-substantive vesting, for the three months ended March 31, 2007.
Predecessor Company
For the one month ended January 31, 2006, the Predecessor Company accounted for the stock-based awards under the recognition and measurement principles of SFAS No. 123(R). The Company recorded stock-based compensation expense related to stock-based awards granted under Dex Media’s various employee and non-employee stock incentive plans of $1.6 million for the one month ended January 31, 2006.
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
New Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.
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
3. RHD Merger
On January 31, 2006, our indirect parent, Dex Media, was acquired by RHD for an equity purchase price of $4.1 billion. Additionally, RHD assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described below for a total aggregate purchase price of $9.8 billion). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the RHD Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the RHD Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the RHD Merger, severance and related costs for certain Dex Media employees of $17.7 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million. Upon completion of the RHD Merger, RHD’s stockholders immediately prior to the merger and Dex Media’s former stockholders owned approximately 47% and 53% of RHD’s common stock, respectively.
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
The table below shows the activity in our restructuring reserves related to the RHD Merger for the three months ended March 31, 2007.

Three months ended March 31, 2007
Balance at December 31, 2006	$4,277
Additions to reserve charged to goodwill	62
Payments	(682)

Balance at March 31, 2007	$3,657

As a result of the RHD Merger, approximately 120 Dex Media employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, Dex Media has vacated certain of its leased facilities in Colorado, Minnesota, Nebraska, and Oregon. We estimated our share of the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of the leased facilities, net of estimated sublease income, to be approximately $10.7 million and such costs were charged to goodwill during 2006. During January 2007, we finalized costs associated with terminated employees and we recognized a charge to goodwill of $0.1 million. Payments made with respect to severance during the three months ended March 31, 2007 totaled $0.5 million. Payments of $0.3 million were made during the three months ended March 31, 2007 with respect to the vacated leased facilities. No payments were made during the two months ended March 31, 2006 with respect to severance and relocation and the vacated leased Dex Media facilities. The remaining lease payments for these facilities will be made through 2016.
The Successor Company recognized merger related expenses of $0.6 million during the two months ended March 31, 2006 with no comparable expense during the three months ended March 31, 2007. These merger related costs for the two months ended March 31, 2006 included $0.5 million for bonuses to retain certain employees through the transition of the RHD Merger. The Predecessor Company recognized merger related expenses of $1.7 million during the one month ended January 31, 2006. These costs included legal and financial advisory fees, as well as stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the RHD Merger. These costs are included in general and administrative expenses in the consolidated statements of operations.
4. Intangible Assets and Goodwill
As a result of the RHD Merger, certain intangible assets were identified and recorded at their estimated fair value. The Successor Company amortization expense was $40.6 million and $20.9 million for the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively. The Predecessor Company amortization expense was $13.4 million for the one month ended

January 31, 2006. The intangible assets established at the RHD Merger and their respective book values at March 31, 2007 are shown in the table below.

	Successor Company
	March 31, 2007
	Directory	Local	National
	Services	CMR	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	Names	Commitment	Total
Fair value	$4,240,000	$495,000	$120,000	$280,000	$15,000	$5,150,000
Accumulated amortization	(117,778)	(9,121)	(5,778)	(21,778)	(1,458)	(155,913)

Net intangible assets	$4,122,222	$485,879	$114,222	$258,222	$13,542	$4,994,087

In connection with the RHD Merger, RHD acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest, including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas. The fair value assigned to the Dex Media Directory Services Agreements for Dex Media West of $4.2 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible assets are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.
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
The fair values of the local and national customer relationships were determined based on the multi-period excess earnings method. As a result of cost uplift from purchase accounting being substantially amortized, during the three months ended March 31, 2007, we commenced amortization of local customer relationships established as a result of the RHD Merger. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.
The fair value of the Trade Names was determined based on the “relief from royalty” method, which values the Trade Names based on the estimated amount that a company would have to pay in an arms length transaction to use these Trade Names. This asset is being amortized under the straight-line method over 15 years.
The excess of purchase price over the net tangible and identifiable intangible assets acquired of $1.4 billion was recorded as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to the RHD Merger is approximately $1.8 billion. During January 2007, Dex Media recorded adjustments to goodwill totaling $1.6 million associated with the RHD Merger that primarily relate to deferred income taxes.
In accordance with SFAS No. 142, goodwill is not amortized, but is subject to periodic impairment testing. The Successor Company recorded no impairment losses during the three months ended March 31, 2007 or the two months ended March 31, 2006. The Predecessor Company recorded no impairment losses during the one month ended January 31, 2006.

5. Long-Term Debt, Credit Facility and Notes
Long-term debt of the Company at March 31, 2007 and December 31, 2006, including fair value adjustments required by GAAP as a result of the RHD Merger, consisted of the following:

	Successor Company
	March 31,	December 31,
	2007	2006

Credit Facility	$1,333,283	$1,450,917
8.5% Senior Notes due 2010	402,158	403,260
5.875% Senior Notes due 2011	8,783	8,786
9.875% Senior Subordinated Notes due 2013	831,411	833,468

Total	2,575,635	2,696,431
Less: current portion	140,714	134,552

Long-term debt	$2,434,921	$2,561,879

Credit Facility
As of March 31, 2007, the Dex Media West credit facility, as amended and restated in connection with the RHD Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total principal amount of $503.0 million, and a tranche B-2 term loan with a total available principal amount of $834.3 million. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of March 31, 2007, the principal amounts owed under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,318.7 million, comprised of approximately $235.4 million, $373.7 million, and $709.6 million, respectively, and $14.6 million was outstanding under the Dex Media West Revolver. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change in control offer associated with the RHD Merger and to fund a portion of the cash consideration paid to Dex Media’s stockholders in connection with the RHD Merger. The remaining $58.8 million is no longer available. The Dex Media West Revolver and the tranche A term loan will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.83% at March 31, 2007 and December 31, 2006.
As amended, as of March 31, 2007, our credit facility bears interest, at our option, at either:
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

The Credit Facility and the indentures governing the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiary; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of the assets of Dex Media West and its subsidiary, including their equity interests, are pledged to secure the obligations under its credit facility.
Notes
Dex Media West issued $385.0 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of March 31, 2007, $385.0 million aggregate principal amount was outstanding, excluding fair value adjustments.

Dex Media West issued $300.0 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $8.7 million aggregate principal amount was outstanding, excluding fair value adjustments.
Dex Media West issued $780.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. In addition, $18.2 million was repaid in August 2004 in conjunction with the Dex Media Initial Public Offering. As of March 31, 2007, $761.7 million aggregate principal amount was outstanding, excluding fair value adjustments.
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
As a result of the RHD Merger, an adjustment was established to record our debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $3.2 million and $2.6 million for the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively. A total fair value adjustment of $101.2 million was recorded upon consummation of the RHD Merger, of which $87.0 million remains unamortized at March 31, 2007, as shown in the following table:

	Initial Fair Value	Unamortized Fair
	Adjustment at	Value Adjustment at
	January 31, 2006	March 31, 2007
Dex Media West
Credit Facility	$—	$—
8.5% Senior Notes due 2010	22,138	17,158
5.875% Senior Notes due 2011	76	63
9.875% Senior Subordinated Notes due 2013	79,022	69,761

Total	$101,236	$86,982

6. Derivative Financial Instruments
Dex Media West’s credit facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Dex Media West credit facility requires that we maintain hedge agreements to provide a fixed rate on at least 33% of our indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 75% of the Company’s variable rate debt to fixed rate debt as of March 31, 2007. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 87% of our total debt portfolio as of March 31, 2007. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
February 14, 2006	$350	(3)	4.925% - 4.9435%	February 14, 2008 - February 17, 2009
February 28, 2006	50	(1)	4.93275%	August 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	100	(1)	5.326%	May 25, 2009
May 26, 2006	200	(2)	5.2725% - 5.275%	May 26, 2009
June 12, 2006	150	(2)	5.27% - 5.279%	June 12, 2009

Total	$1,000

(1)	Consists of one swap
(2)	Consists of two swaps
(3)	Consists of four swaps
By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A or higher.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
These interest rate swap agreements effectively convert $1.0 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the Dex Media West swap agreements that have been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and as of March 31, 2007, pay a weighted average fixed rate of 5.10%. The interest rate swaps mature at varying dates from February 2008 through June 2009. The weighted average rate received on our interest rate swaps was 5.35% during the three months ended March 31, 2007. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $1.0 billion have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1.0 billion of bank debt. As of March 31, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.0 billion of bank debt.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. For the three months ended March 31, 2007, the Company did not have any derivative instruments that were not designated. For the two months ended March 31, 2006 and the one month ended January 31, 2006, the Company recorded an increase to interest expense of $0.3 million and $0.2 million, respectively, as a result of the change in fair value of these interest rate swaps.
7. Benefit Plans
Pension Plan. Dex Media has a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required or made for the three months ended March 31, 2007, the two months ended March 31, 2006, or the one month ended January 31, 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.
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
Costs associated with Dex Media’s benefit plans are allocated to the Company as discussed in Note 10. In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following tables provide the components of net periodic benefit cost for the three months ended March 31, 2007, the two months ended March 31, 2006 and the one month ended January 31, 2006:

		Successor Company			Predecessor Company
	Three Months		Two Months		One Month
	Ended		Ended		Ended
	March 31,		March 31,		January 31,
	2007		2006		2006
	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits
Service cost	$1,212	$295	$795	$218	$398	$94
Interest cost	1,598	618	912	296	494	173
Expected return on plan assets	(1,295)	—	(956)	—	(594)	—
Amortization of unrecognized prior service costs	—	138	9	22	(9)	(22)

Net periodic benefit expense	$1,515	$1,051	$760	$536	$289	$245

As previously disclosed in our 2006 10-K, the Company expects to make contributions of approximately $8.6 million and $2.7 million to Dex Media’s pension plan and postretirement plan, respectively, in 2007.
8. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
9. Legal Proceedings
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
10. Related Party Transactions
Effective January 1, 2004, all employees were transferred to Dex Media Service LLC (“Service Co.”). As such, employee-related liabilities, including pension and other post-retirement obligations are primarily included in Service Co.’s reported liabilities with an offsetting asset recorded as an affiliate receivable from Dex Media West for the portion of the liabilities associated with the Dex Media West employees. Dex Media West is charged and carries an affiliate payable for the portion of the liabilities associated with employees providing services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, expenses related to Dex Media West employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee expenses are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly. In addition, after the RHD Merger, certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other.

These net intercompany balances have been classified as a current liability at March 31, 2007 and December 31, 2006, as the Company intends to settle these balances with Dex Media during the next twelve months. As the change in net intercompany balances came as a result of operating transactions, they have been presented as operating activities on the consolidated statements of cash flows for the three months ended March 31, 2007, the two months ended March 31, 2006 and the one month ended January 31, 2006.
In general, substantially all of the net assets of the Company and its subsidiary are restricted from being paid as dividends to any third party, and our subsidiary is restricted from paying dividends, loans or advances to Dex Media with very limited exceptions, under the terms of the Dex Media West Credit Facility and indenture. There were no dividends paid to Dex Media during the three months ended March 31, 2007. Dividends were paid to Dex Media during the two months ended March 31, 2006 and the one month ended January 31, 2006 of $240.1 million and $10.2 million, respectively and classified as financing activities on the consolidated statements of cash flows. See Note 5 for a further description of our debt instruments.
Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis and Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “RHD Merger”), including future financial and operating results, Dex Media West’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the RHD Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the RHD Merger making it more difficult to maintain relationships with customers, employees or suppliers; and (4) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). Unless otherwise indicated, the terms “Dex Media West,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media West LLC, its direct wholly-owned subsidiary and its and their predecessors. “Predecessor Company” refers to the operations of Dex Media West prior to the consummation of the RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media West subsequent to the consummation of the RHD Merger. For ease of reference throughout this quarterly report on Form 10-Q “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the predecessor of FAC and a direct subsidiary of Dex Holdings LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
Corporate Overview
Dex Media West is the largest directory publisher in the Dex West States, as defined below. Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. RHD’s “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, Dex Media West’s print and online solutions helped approximately 250,000 national and local businesses in 7 states reach consumers who were actively seeking to purchase products and services. Dex Media’s approximately 1,100 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.

During 2006, we published and distributed more than 30 million print directories in many of the country’s most attractive growth markets including Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Dex Media’s Internet-based directory, DexOnline.com®, which is bundled with our print product to provide web-based access to Dex Media’s directories, further expands the distribution of our advertisers’ content. Published directories are distributed to residents and businesses in the Dex West States, as defined below, through third-party vendors. RHD’s online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, including DexOnline.com, but extend to other major online search platforms, including Google® and Yahoo!®, providing additional qualified leads for our advertisers. Dex Media helps local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.
This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions Dex Media and its approximately 1,100 sales representatives as trusted advisors for marketing support and service in the local markets we serve.
RHD recently announced a new Dex market brand for all of its print and online products across its entire footprint. As part of this branding strategy, RHD also announced DexKnows.com® as its new uniform resource locator (“URL”) across its entire footprint that will upgrade its existing online sites over the remainder of 2007. This initiative was undertaken as IYP is a cornerstone of the “triple play” strategy and this platform will make our rich, accurate content available on a single search site. RHD will continue to leverage the recognizable Embarq and AT&T brands on its print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. The Dex brand has tremendous name recognition within its markets where DexOnline.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. The conversion of existing online sites will occur in stages over the remainder of 2007 starting with DexOnline.com market followed by the Embarq and AT&T markets.
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
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.
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
Factors Affecting Comparability
As a result of the RHD Merger, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the RHD Merger, including all directories published in the month the RHD Merger was completed. Thus, our reported 2006 GAAP results are not indicative of our underlying operating and financial performance. Our revenue and operating expenses for the two months ended March 31, 2006 were $133.8 million and $21.2 million lower, respectively, than our revenue and operating expenses would have otherwise been because of the RHD Merger. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of our results for the three months ended March 31, 2007, the two months ended March 31, 2006 and the one month ended January 31, 2006, we have provided the following combined results of Dex Media West for the three months ended March 31, 2006 because we believe that such financial information is important to gain an understanding of the impact of the RHD Merger on Dex Media West’s underlying historical performance and future financial results. The financial information for the combined three months ended March 31, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the two months ended March 31, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets and accounting policies that resulted from the RHD Merger.
Three months ended March 31, 2007 and the combined three months ended March 31, 2006
Net Revenue
The components of our net revenue for the three months ended March 31, 2007 and the combined three months ended March 31, 2006 were as follows:

			Predecessor
	Successor Company		Company	Combined
	Three Months	Two Months	One Month	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	January 31,	March 31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Gross directory advertising revenue	$238,397	$21,836	$77,193	$99,029	$139,368
Sales claims and allowances	(8,425)	(2,253)	—	(2,253)	(6,172)

Net directory advertising revenue	229,972	19,583	77,193	96,776	133,196
Other revenue	2,861	1,543	1,610	3,153	(292)

Total Net Revenue	$232,833	$21,126	$78,803	$99,929	$132,904

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of estimated sales claims and allowances. Directory advertising revenue also includes revenue for those Internet-based advertising products that are bundled with print advertising, including certain IYP products, and Internet-based advertising products not bundled with print advertising, such as our SEM and SEO services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled.
Net directory advertising revenue in the three months ended March 31, 2007 and the combined three months ended March 31, 2006 was $230.0 million and $96.8 million, respectively. The increase in net directory advertising revenue of $133.2 million is primarily due to recognizing a full period of results for the Dex Media West publication cycle, as well as the effects of purchase accounting associated with the RHD Merger in 2006. Net directory advertising revenue for the combined three months ended March 31, 2006 excluded the amortization of net directory advertising revenue for Dex Media-branded directories published before February 2006 under the deferral and amortization method totaling $132.6 million, which would have been reported in the period absent purchase accounting.
Other revenue includes barter revenue, late fees received on outstanding customer balances, sales of directories and certain other print and Internet products. Other revenue in the three months ended March 31, 2007 and the combined three months ended March 31, 2006 was $2.9 million and $3.2 million, respectively.
Total net revenue in the three months ended March 31, 2007 and the combined three months ended March 31, 2006 was $232.8 million and $99.9 million, respectively. The increase in total net revenue is primarily a result of the impacts of purchase accounting during the combined three months ended March 31, 2006 described above. Purchase accounting related to the RHD Merger will have no impact on reported net revenue in 2007.

Expenses
The components of total expenses for the three months ended March 31, 2007 and the combined three months ended March 31, 2006 are as follows:

			Predecessor
	Successor Company		Company	Combined
	Three Months	Two Months	One Month	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	January 31,	March 31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Cost of revenue	$99,295	$37,008	$33,598	$70,606	$28,689
G&A expenses	9,632	8,138	4,991	13,129	(3,497)
D&A expenses	44,389	23,556	14,661	38,217	6,172

Total	$153,316	$68,702	$53,250	$121,952	$31,364

Substantially all expenses are derived from our directory publishing business and Internet-based advertising products and services. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. In the Predecessor Company financial statements, deferred directory costs also included employee and systems support costs directly associated with the publication of directories. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Cost of Revenue
Total cost of revenue for the three months ended March 31, 2007 and the combined three months ended March 31, 2006 was $99.3 million and $70.6 million, respectively. The increase in cost of revenue of $28.7 million is primarily due to the impact of purchase accounting for the RHD Merger in 2006. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and print and delivery costs totaling $21.2 million for directories that published prior to the RHD Merger were not reported in the combined three months ended March 31, 2006. Directory expenses for the combined three months ended March 31, 2006 include the amortization of deferred directory costs relating to the Dex Media West directories published beginning in February 2006. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value of $68.7 million, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $8.8 million representing an increase of $3.0 million for the three months ended March 31, 2007 as compared to the prior period. Reported results for cost of revenue in 2007 will continue to be impacted by the cost uplift aspect of purchase accounting.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2007 and the combined three months ended March 31, 2006 were $9.6 million and $13.1 million, respectively. The decrease of $3.5 million was primarily driven by the reduction in bonuses to retain certain employees through the transition related to the RHD Merger, as well as office space reductions and a decrease in salaries and wages due to headcount reductions, as a result of the RHD Merger.

Depreciation and Amortization Expenses
Depreciation and amortization (“D&A”) expenses for the three months ended March 31, 2007 and the combined three months ended March 31, 2006 were $44.4 million and $38.2 million, respectively. The increase in D&A expense of $6.2 million is primarily related to commencing amortization of the local customer intangible assets offset by lower amortization expense for the new intangible assets established at the RHD Merger. The amortization of the local customer intangible was $9.1 million for the three months ended March 31, 2007 with no comparable expense in the combined three months ended March 31, 2006. Upon consummation of the RHD Merger, the identified intangible assets related to the Dex West Acquisition were eliminated and replaced with the identified intangible assets related to the RHD Merger. As a result, the Predecessor Company had approximately $2.9 million higher intangible amortization expense during the one month ended January 31, 2006.
Operating Income (Loss)
Operating income (loss) for the three months ended March 31, 2007 and the combined three months ended March 31, 2006 was as follows:

			Predecessor
	Successor Company		Company	Combined
	Three Months	Two Months	One Month	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	January 31,	March31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Total	$79,517	$(47,576)	$25,553	$(22,023)	$101,540

The increase in operating income for the three months ended March 31, 2007, compared to the net operating loss for the combined three months ended March 31, 2006 resulted from an increase in net revenue, partially offset by increases in cost of revenue and D&A expenses as described above. Since all deferred net revenue related to directories published prior to the RHD Merger is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionately adverse effect on reported revenue in 2006. Operating income in 2007 will continue to be impacted by the cost uplift aspect of purchase accounting.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2007 and the combined three months ended March 31, 2006 was $48.3 million and $50.0 million, respectively. The decrease in net interest expense is primarily due to decreased amortization of deferred financing costs as the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting. Net interest expense for the three months ended March 31, 2007 and combined three months ended March 31, 2006 included $0.8 million and $1.5 million, respectively, of amortization of deferred financing costs. In addition, the Successor Company amortized a portion of the fair value adjustment, which was recorded at the consummation of the RHD Merger. The Company recognizes an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. This fair value adjustment was amortized as a reduction to interest expense of $3.2 million and $2.6 million during the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively.
Income Taxes
The effective tax rate on income (loss) before income taxes for the three months ended March 31, 2007, the two months ended March 31, 2006 and the one month ended January 31, 2006 was 37.4%, 38.2% and 39.9%, respectively. The effective rate for the three months ended March 31, 2007 reflects a decrease in the estimate for the unitary state tax apportionment. The effective rate in the two months ended March 31, 2006 reflected the impact of the integration related to the RHD Merger combined with favorable treatment of certain purchase accounting adjustments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4T. Controls and Procedures
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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Document
2.1+	Agreement of Merger of Dex Media West LLC and GPP LLC, dated September 9, 2003.

2.2	Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 of R.H. Donnelley Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).

3.1+	Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed August 2, 2002.

3.2+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed September 9, 2003.

3.3+	Certificate of Merger of GPP LLC and Dex Media West LLC, filed September 9, 2003.

3.4+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC, filed October 6, 2003.

3.5+	Certificate of Incorporation of Dex Media West Finance Co., filed July 29, 2003.

3.6+	Amended and Restated Limited Liability Company Agreement of Dex Media West LLC, dated September 9, 2003.

3.7+	By-laws of Dex Media West Finance Co.

4.1+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.2+	Form of 8 1/2% Senior Notes due 2002 (included in exhibit 4.1)

4.3+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.4+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.3)

4.5++	Indenture with respect to the 5 7/8% Senior Notes due among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated November 24, 2004.

4.6++	Form of 5 7/8% Senior Notes due 2011 (included in exhibit 4.5)

10.1+	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.2+	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.3+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.

10.4+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

10.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

10.6+	Publishing Agreement by and among Dex Holdings LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation, dated November 8, 2003.

10.7+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.8	Separation Agreement and Release, dated as of May 5, 2006, by and between R.H. Donnelley Corporation and George A. Burnett (incorporated by reference to Exhibit 10.32 to R.H. Donnelley Corporation’s Quarterly Report on Form 10Q, filed with the Securities and Exchange Commission November 8, 2006, Commission File No. 001-07155).

Number	Document
10.9+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.10+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.11+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.12+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.13+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.

10.14+*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.

10.15+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.16+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.17+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.18+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.19+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.20+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.21	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, J.P. Morgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on June 21, 2004).

10.22++	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.23*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.24*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).

10.25*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).

10.26	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-32249).

10.27*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.28*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.29*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.30*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

Number	Document
10.31	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-32249).

10.32*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).

10.33*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.34*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.35*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.36*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.37*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).

10.38*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.39*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.40*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.41*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.42*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.43	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.44	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.45	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.46	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

31.1+++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

Number	Document
31.2+++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

32.1+++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 under Section 906 of the Sarbanes-Oxley Act David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-112694), declared effective on May 14, 2004.

++	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333- 121259), declared effective on February 3, 2005.

+++	Filed herewith.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA WEST LLC
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2007

By:	/s/ Jeffrey A. Smith
Jeffrey A. Smith
Vice President and Controller (Principal Accounting Officer)

Date: May 14, 2007

Exhibit Index

Exhibit 31.1+++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2+++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1+++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

+++	Filed herewith.