Form 10-Q
period 2007-06-30
DEX MEDIA WEST LLC
filed 2007-08-07
CIK 1278438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2007, R.H. Donnelley Corporation indirectly owned all of the registrant’s owner’s equity.
THE REGISTRANT IS AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DEX MEDIA WEST LLC
INDEX TO FORM 10-Q
Beginning with this Quarterly Report on Form 10-Q (the “Form 10-Q”), Dex Media West LLC has modified its periodic reporting as compared to previously filed Quarterly Reports. Although this Form 10-Q contains all information required by applicable rules and regulations, it does not repeat certain information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”). As a result, this Form 10-Q should be read together with the Form 10-K.

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 (Successor Company)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2007 and June 30, 2006 (Successor Company)	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2007, the Five Months Ended June 30, 2006 (Successor Company) and the One Month Ended January 31, 2006 (Predecessor Company)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007, the Five Months Ended June 30, 2006 (Successor Company) and the One Month Ended January 31, 2006 (Predecessor Company)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Narrative Analysis of Results of Operations*	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk**	16

Item 4. Controls and Procedures	16

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds***	17

Item 3. Defaults Upon Senior Securities***	17

Item 4. Submission of Matters to a Vote of Security Holders***	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media West LLC
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company
(in thousands)	June 30, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$4,064	$28,358
Accounts receivable
Billed	72,995	67,539
Unbilled	306,908	306,016
Allowance for doubtful accounts and sales claims	(11,622)	(10,803)

Net accounts receivable	368,281	362,752
Deferred directory costs	79,586	88,226
Short-term deferred income taxes, net	18,377	12,505
Prepaid expenses and other current assets	26,476	29,416

Total current assets	496,784	521,257

Fixed assets and computer software, net	31,914	34,656
Other non-current assets	9,692	10,668
Intangible assets, net	4,948,959	5,034,651
Goodwill	1,364,106	1,368,789

Total Assets	$6,851,455	$6,970,021

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$24,681	$21,945
Affiliates payable, net	143,329	84,011
Accrued interest	52,902	55,663
Deferred directory revenue	458,635	465,409
Current portion of long-term debt	139,346	134,552

Total current liabilities	818,893	761,580

Long-term debt	2,338,375	2,561,879
Amount due to affiliate primarily related to post-retirement and other post-employment obligations	56,558	56,558
Deferred income taxes, net	1,255,274	1,227,796
Other non-current liabilities	14,105	15,909

Total liabilities	4,483,205	4,623,722
Commitments and contingencies
Owner’s Equity
Owner’s interest	2,480,325	2,480,325
Accumulated deficit	(111,951)	(132,230)
Accumulated other comprehensive loss	(124)	(1,796)

Total owner’s equity	2,368,250	2,346,299

Total Liabilities and Owner’s Equity	$6,851,455	$6,970,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Successor Company
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(in thousands)	2007	2006

Net revenue	$236,596	$83,157
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	95,340	67,936
General and administrative expenses	12,027	11,862
Depreciation and amortization	48,666	35,678

Total expenses	156,033	115,476
Operating income (loss)	80,563	(32,319)
Interest expense, net	45,626	50,788

Income (loss) before income taxes	34,937	(83,107)
Provision (benefit) for income taxes	14,167	(32,902)

Net income (loss)	$20,770	$(50,205)
Comprehensive Income (Loss)
Net income (loss)	$20,770	$(50,205)
Unrealized gain on interest rate swaps, net of tax	2,940	3,563

Comprehensive income (loss)	$23,710	$(46,642)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

			Predecessor
	Successor Company		Company
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
(in thousands)	2007	2006	2006

Net revenue	$469,429	$104,283	$78,803
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	194,781	104,944	33,598
General and administrative expenses	21,515	20,000	4,991
Depreciation and amortization	93,054	59,234	14,661

Total expenses	309,350	184,178	53,250
Operating income (loss)	160,079	(79,895)	25,553
Interest expense, net	93,973	83,057	17,700

Income (loss) before income taxes	66,106	(162,952)	7,853
Provision (benefit) for income taxes	25,827	(63,387)	3,134

Net income (loss)	$40,279	$(99,565)	$4,719
Comprehensive Income (Loss)
Net income (loss)	$40,279	$(99,565)	$4,719
Unrealized gain on interest rate swaps, net of tax	1,672	5,055	—

Comprehensive income (loss)	$41,951	$(94,510)	$4,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

			Predecessor
	Successor Company		Company
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
(in thousands)	2007	2006	2006

Cash Flows from Operating Activities
Net income (loss)	$40,279	$(99,565)	$4,719
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,054	59,234	14,661
Deferred income tax provision (benefit)	25,470	(82,109)	3,134
Provision for bad debts	9,249	3,152	4,605
Stock-based compensation expense	7,315	4,096	1,587
Interest rate swap ineffectiveness	—	1,295	194
Amortization of debt fair value adjustment	(6,386)	(6,361)	—
Amortization of deferred financing costs	839	803	1,141
Loss on disposition of assets	22	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(14,546)	(2,887)	(1,966)
Decrease (increase) in other assets	12,057	(45,262)	2,132
(Decrease) increase in accounts payable and accrued liabilities	(2,127)	(10,964)	2,569
(Decrease) increase in deferred directory revenue	(6,774)	291,517	110
Increase (decrease) in affiliates payable	51,946	20,236	(253)
Increase in other non-current liabilities	401	602	87
Increase in amounts due to affiliates primarily related to post-retirement and other post-employment benefits	—	2,853	534

Net cash provided by operating activities	210,799	136,640	33,254
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(4,585)	(5,856)	(538)

Net cash used in investing activities	(4,585)	(5,856)	(538)
Cash Flows from Financing Activities
Revolver borrowings	52,200	163,600	—
Revolver repayments	(33,200)	(143,100)	(5,000)
Proceeds from issuance of long-term debt	—	444,193	—
Debt repayments	(231,324)	(349,261)	—
Premium paid on debt redemption	—	(2,914)	—
Payment of debt refinance costs	—	(671)	—
Increase (decrease) in checks not yet presented for payment	1,816	17	(491)
Distributions to Owner	(20,000)	(260,059)	(10,186)

Net cash used in financing activities	(230,508)	(148,195)	(15,677)

(Decrease) increase in cash and cash equivalents	(24,294)	(17,411)	17,039
Cash and cash equivalents, beginning of period	28,358	17,887	848

Cash and cash equivalents, end of period	$4,064	$476	$17,887

Supplemental Information:
Cash paid:
Interest	$101,753	$96,321	$8,746
The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands)
1. Business and Basics of Presentation
Dex Media West LLC is an indirect wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD”). The interim condensed consolidated financial statements of Dex Media West LLC and its wholly-owned subsidiary (the “Company,” “Dex Media West,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
“Predecessor Company” refers to the operations of Dex Media West prior to the consummation of the RHD Merger (as defined in Note 3 below) on January 31, 2006. “Successor Company” refers to the operations of Dex Media West subsequent to the consummation of the RHD Merger.
History
Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms, The Carlyle Group and Welsh, Carson, Anderson & Stowe. In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) to Dex Media (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States to Dex Media (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005. The Dex East States and the Dex West States are collectively referred to as the “Dex States.”
2. Summary of Significant Accounting Policies
Intangible Assets and Goodwill
As a result of the RHD Merger, certain intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. The Successor Company amortization expense was $45.1 million and $85.7 million for the three and six months ended June 30, 2007, respectively, and $31.1 million and $52.0 million for the three and five months ended June 30, 2006, respectively. The Predecessor Company amortization expense was $13.4 million for the one month ended January 31, 2006. The excess of purchase price over the net tangible and identifiable intangible assets acquired of $1.4 billion was recorded as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to the RHD Merger is approximately $1.8 billion. During January 2007, Dex Media recorded adjustments to goodwill totaling

$1.6 million associated with the RHD Merger that primarily relate to deferred income taxes. The Successor Company recorded no impairment losses during the three and six months ended June 30, 2007 or the three and five months ended June 30, 2006. The Predecessor Company recorded no impairment losses during the one month ended January 31, 2006.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated as a result of purchase accounting required under generally accepted accounting principles (“GAAP”); in addition, an adjustment was established to record the debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Since the RHD Merger, the Successor Company has recorded deferred financing costs of $6.6 million. Both the Predecessor and Successor Company used the bond outstanding method to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was less than $0.1 million and $0.8 million for the three months and six months ended June 30, 2007, respectively, and $0.5 million and $0.8 million for the three and five months ended June 30, 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Amortization of deferred financing costs included in interest expense for the Predecessor Company was $1.1 million for the one month ended January 31, 2006. Amortization of the fair value adjustment was $3.2 million and $6.4 million for the three and six months ended June 30, 2007, respectively, and $3.7 million and $6.4 million for the three and five months ended June 30, 2006, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $4.5 million and $7.0 million for the three and six months ended June 30, 2007, respectively, and $2.0 million and $4.2 million for the three and five months ended June 30, 2006, respectively. Total advertising expense for the Predecessor Company was $2.3 million for the one month ended January 31, 2006.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains. Substantially all of the revenue derived through national accounts is serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers.
At June 30, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $1.0 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we adopted FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 had no impact on Dex Media West.
Stock-Based Awards
Successor Company
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $2.6 million and $7.3 million for the three and six months ended June 30, 2007, respectively, and $3.2 million and $4.1 million for the three and five months ended June 30, 2006, respectively.
On February 27, 2007, RHD granted 1.1 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.5 million and $2.9 million for the three and six months ended June 30, 2007, respectively, which includes $2.2 million related to non-substantive vesting, for the six months ended June 30, 2007.
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
Estimates
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
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of June 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.
3. RHD Merger
On January 31, 2006, our indirect parent, Dex Media, was acquired by RHD for an equity purchase price of $4.1 billion (“the RHD Merger”). Additionally, RHD assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion

(together with other costs described below for a total aggregate purchase price of $9.8 billion). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the RHD Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the RHD Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the RHD Merger, severance and related costs for certain Dex Media employees of $17.7 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million.
Under purchase accounting rules, RHD did not assume or record the deferred revenue balance associated with directories published by the Company of $79.6 million at January 31, 2006. This amount represented revenue that would have been recognized subsequent to the RHD Merger under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the RHD Merger, as well as directories that were published in the month of the RHD Merger. Although the deferred revenue balances associated with directories that were published prior to the RHD Merger were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the RHD Merger. As a result, the billed and unbilled accounts receivable balances acquired by RHD remained assets of the Company. Also under purchase accounting rules, RHD did not assume or record the deferred directory costs related to those directories that were published prior to the RHD Merger as well as directories that published in the month of the RHD Merger, totaling $118.4 million. These costs represent cost of revenue that would have been recognized subsequent to the RHD Merger under the deferral and amortization method in the absence of purchase accounting.
4. Restructuring Charges
The table below shows the activity in our restructuring reserves related to the RHD Merger for the three and six months ended June 30, 2007.

Three months ended June 30, 2007
Balance at March 31, 2007	$3,657
Payments	(583)

Balance at June 30, 2007	$3,074

Six months ended June 30, 2007
Balance at December 31, 2006	$4,277
Additions to reserve charged to goodwill	62
Payments	(1,265)

Balance at June 30, 2007	$3,074

As a result of the RHD Merger, approximately 120 Dex Media employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, Dex Media vacated certain of its leased facilities in Colorado, Minnesota, Nebraska, and Oregon. We estimated our share of the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of the leased facilities, net of estimated sublease income, to be approximately $10.7 million and such costs were charged to goodwill during 2006. During January 2007, we finalized costs associated with terminated employees and we recognized a charge to goodwill of $0.1 million. Payments made with respect to severance during the three and six months ended June 30, 2007 totaled $0.5 million and $0.8 million, respectively. Payments of $0.1 million and $0.5 million were made during the three and six months ended June 30, 2007 with respect to the vacated leased facilities. Payments of $0.4 million were made during the three and five months ended June 30, 2006, related to severance and relocation. The remaining lease payments for these facilities will be made through 2016.
The Successor Company recognized merger related expenses of $0.7 million and $1.4 million during the three and five months ended June 30, 2006, respectively, with no comparable expense in 2007. These merger related costs for the three and five months ended June 30, 2006, included $0.7 million and $1.1 million, respectively for bonuses to retain certain employees through the transition of the RHD Merger. The Predecessor Company recognized merger related expenses of $1.7 million during the one month ended January 31, 2006. These costs included legal and financial advisory fees, as well as stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the RHD Merger. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

5. Benefit Plans
Costs associated with Dex Media’s benefit plans are allocated to the Company as discussed in Note 8. In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2007, the three and five months ended June 30, 2006 and the one month ended January 31, 2006:

	Successor Company
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2007		2006
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,670	$189	$1,349	$327
Interest cost	1,875	640	1,757	607
Expected return on plan assets	(2,306)	—	(1,524)	—
Unrecognized prior service costs	—	(140)	—	—
Amortization of net gain	—	—	(9)	(18)

Net periodic benefit expense	$1,239	$689	$1,573	$916

	Successor Company				Predecessor Company
	Six Months		Five Months		One Month
	Ended		Ended		Ended
	June 30,		June 30,		January 31,
	2007		2006		2006
	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits

Service cost	$2,882	$484	$2,144	$545	$398	$94
Interest cost	3,473	1,258	2,669	903	494	173
Expected return on plan assets	(3,601)	—	(2,480)	—	(594)	—
Unrecognized prior service costs	—	(2)	9	22	(9)	(22)
Amortization of net gain	—	—	(9)	(18)	—	—

Net periodic benefit expense	$2,754	$1,740	$2,333	$1,452	$289	$245

During the three and six months ended June 30, 2007, the Company made contributions of $1.2 million to Dex Media’s pension plan. During the three and six months ended June 30, 2007, the Company made contributions of $0.4 million and $1.0 million, respectively, to Dex Media’s postretirement plan. The Company expects to make total contributions of approximately $8.6 million and $2.7 million to Dex Media’s pension plan and postretirement plan, respectively, in 2007.
6. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
7. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business. In many of these matters, plaintiffs allege they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our condensed consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our condensed consolidated financial statements with respect to any of such matters.
8. Related Party Transactions
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
These net intercompany balances have been classified as a current liability at June 30, 2007 and December 31, 2006, as the Company intends to settle these balances with Dex Media during the next twelve months. Changes in net intercompany balances resulting from operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2007, the five months ended June 30, 2006 and the one month ended January 31, 2006.
In general, substantially all of the net assets of the Company and its subsidiary are restricted from being paid as dividends to any third party, and our subsidiary is restricted from paying dividends, loans or advances to Dex Media with very limited exceptions, under the terms of the Dex Media West Credit Facility and indentures governing our notes. There was a dividend of $20.0 million paid to Dex Media during the six months ended June 30, 2007. Dividends were paid to Dex Media during the five months ended June 30, 2006 and the one month ended January 31, 2006 of $260.1 million and $10.2 million, respectively and classified as financing activities on the condensed consolidated statements of cash flows.
9. Credit Facility
As of June 30, 2007, the outstanding balances of the tranche A, tranche B-1, and tranche B-2 term loans under the Dex Media West credit facility totaled $1,219.6 million, comprised of $205.0 million, $350.0 million, and $664.6 million, respectively, and $19.0 million was outstanding under revolving loan commitments (“Dex Media West Revolver”). The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.84% and 6.83% at June 30, 2007 and December 31, 2006, respectively.
Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “RHD Merger”), including future financial and operating results, Dex Media West’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the RHD Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the RHD Merger making it more difficult to maintain relationships with customers, employees or suppliers; and (4) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). Unless otherwise indicated, the terms “Dex Media West,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media West LLC, its direct wholly-owned subsidiary and its and their predecessors. “Predecessor Company” refers to the operations of Dex Media West prior to the consummation of the RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media West subsequent to the consummation of the RHD Merger. For ease of reference throughout this quarterly report on Form 10-Q “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the predecessor of Forward Acquisition Corporation (“FAC”) and a direct subsidiary of Dex Holdings LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
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
As previously announced, RHD is utilizing a new Dex market brand for all of its print and online products across its entire footprint. As part of this branding strategy, RHD also announced DexKnows.com® as its new uniform resource locator (“URL”) across its entire footprint that will upgrade its existing online sites over the remainder of 2007. This initiative was undertaken as IYP is a cornerstone of the “triple play” strategy and this platform will make our rich, accurate content available on a single search site. RHD will continue to leverage the recognizable Embarq (formerly known as Sprint) and AT&T (formerly known as SBC) brands on its print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. The Dex brand has tremendous name recognition within its markets where DexOnline.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. The conversion of existing online sites will occur in stages over the remainder of 2007 starting with DexOnline.com followed by the Embarq and AT&T markets.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of June 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.
Factors Affecting Comparability
As a result of the RHD Merger, the related financings and associated purchase accounting, our 2007 results reported in accordance with generally accepted accounting principles (“GAAP”) are not comparable to our 2006 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the RHD Merger, including all directories published in the month the RHD Merger was completed. Thus, our reported 2006 GAAP results are not indicative of our underlying operating and financial performance. Our revenue and operating expenses for the five months ended June 30, 2006 were $287.2 million and $43.0 million lower, respectively, than our revenue and operating expenses would have otherwise been because of the RHD Merger. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.

RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of our results for the six months ended June 30, 2007, the five months ended June 30, 2006 and the one month ended January 31, 2006, we have provided the following combined results of Dex Media West for the six months ended June 30, 2006 because we believe that such financial information is important to gain an understanding of the impact of the RHD Merger on Dex Media West’s underlying historical performance and future financial results. The financial information for the combined six months ended June 30, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the five months ended June 30, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets and accounting policies that resulted from the RHD Merger.
Six months ended June 30, 2007 and the combined six months ended June 30, 2006
Net Revenue
The components of our net revenue for the six months ended June 30, 2007 and the combined six months ended June 30, 2006 were as follows:

			Predecessor
	Successor Company		Company	Combined
	Six Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	January 31,	June 30,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Gross directory advertising revenue	$478,015	$103,512	$77,193	$180,705	$297,310
Sales claims and allowances	(15,753)	(4,124)	—	(4,124)	(11,629)
	—
Net directory advertising revenue	462,262	99,388	77,193	176,581	285,681
Other revenue	7,167	4,895	1,610	6,505	662

Total Net Revenue	$469,429	$104,283	$78,803	$183,086	$286,343

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of estimated sales claims and allowances. Directory advertising revenue also includes revenue for those Internet-based advertising products that are bundled with print advertising, including certain IYP products, and Internet-based advertising products not bundled with print advertising, such as our SEM and SEO services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not bundled with print advertising, such as SEM and SEO services, is recognized as delivered or fulfilled.
Net directory advertising revenue in the six months ended June 30, 2007 and the combined six months ended June 30, 2006 was $462.3 million and $176.6 million, respectively. The increase in net directory advertising revenue of $285.7 million is primarily due to recognizing a full period of results for the Dex Media West publication cycle, as well as the effects of purchase accounting associated with the RHD Merger in 2006. Net directory advertising revenue for the combined six months ended June 30, 2006 excluded the amortization of net directory advertising revenue for Dex Media-branded directories published before the RHD Merger under the deferral and amortization method totaling $284.6 million, which would have been reported in the period absent purchase accounting.
Other revenue includes barter revenue, late fees received on outstanding customer balances, sales of directories and certain other print and Internet products. Other revenue in the six months ended June 30, 2007 and the combined six months ended June 30, 2006 was $7.2 million and $6.5 million, respectively.
Total net revenue in the six months ended June 30, 2007 and the combined six months ended June 30, 2006 was $469.4 million and $183.1 million, respectively. The increase in total net revenue is primarily a result of the impacts of purchase accounting during the combined six months ended June 30, 2006 described above. Purchase accounting related to the RHD Merger will have no impact on reported net revenue in 2007.

Expenses
The components of total expenses for the six months ended June 30, 2007 and the combined six months ended June 30, 2006 are as follows:

			Predecessor
	Successor Company		Company	Combined
	Six Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	January 31,	June 30,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Cost of revenue	$194,781	$104,944	$33,598	$138,542	$56,239
G&A expenses	21,515	20,000	4,991	24,991	(3,476)
D&A expenses	93,054	59,234	14,661	73,895	19,159

Total	$309,350	$184,178	$53,250	$237,428	$71,922

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
Cost of Revenue
Total cost of revenue for the six months ended June 30, 2007 and the combined six months ended June 30, 2006 was $194.8 million and $138.6 million, respectively. The increase in cost of revenue of $56.2 million is primarily due to the impact of purchase accounting for the RHD Merger in 2006, and a decrease in bad debt expense. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and print and delivery costs totaling $61.0 million for directories that published prior to the RHD Merger were not reported in the combined six months ended June 30, 2006. Directory expenses for the combined six months ended June 30, 2006 include the amortization of deferred directory costs relating to the Dex Media West directories published beginning in February 2006. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value of $68.7 million, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $13.2 million representing a decrease of $4.7 million for the six months ended June 30, 2007 as compared to the prior period. Reported results for cost of revenue in 2007 will continue to be moderately impacted by the cost uplift aspect of purchase accounting.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the six months ended June 30, 2007 and the combined six months ended June 30, 2006 were $21.5 million and $25.0 million, respectively. The decrease of $3.5 million was primarily driven by the reduction in bonuses to retain certain employees through the transition related to the RHD Merger, as well as office space reductions and a decrease in salaries and wages due to headcount reductions, as a result of the RHD Merger.

Depreciation and Amortization Expenses
Depreciation and amortization (“D&A”) expenses for the six months ended June 30, 2007 and the combined six months ended June 30, 2006 were $93.1 million and $73.9 million, respectively. The increase in D&A expense of $19.2 million is primarily related to commencing amortization of the local customer intangible assets offset by lower amortization expense for the new intangible assets established at the RHD Merger. The amortization of the local customer intangible was $22.8 million for the six months ended June 30, 2007 with no comparable expense in the combined six months ended June 30, 2006. Upon consummation of the RHD Merger, the identified intangible assets related to the Dex West Acquisition were eliminated and replaced with the identified intangible assets related to the RHD Merger. As a result, the Predecessor Company had approximately $3.0 million higher intangible amortization expense during the one month ended January 31, 2006.
Operating Income (Loss)
Operating income (loss) for the six months ended June 30, 2007 and the combined six months ended June 30, 2006 was as follows:

			Predecessor
	Successor Company		Company	Combined
	Six Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	January 31,	June 30,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Total	$160,079	$(79,895)	$25,553	$(54,342)	$214,421

The increase in operating income for the six months ended June 30, 2007, compared to the net operating loss for the combined six months ended June 30, 2006 resulted from an increase in net revenue, partially offset by increases in cost of revenue and D&A expenses as described above. Since all deferred net revenue related to directories published prior to the RHD Merger is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionately adverse effect on reported revenue in 2006. Operating income in 2007 will continue to be moderately impacted by the cost uplift aspect of purchase accounting.
Interest Expense, Net
Net interest expense for the six months ended June 30, 2007 and the combined six months ended June 30, 2006 was $94.0 million and $100.8 million, respectively. The decrease in net interest expense is primarily due to reduced debt due to principal repayments, as well as decreased amortization of deferred financing costs as the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting. Net interest expense for the six months ended June 30, 2007 and combined six months ended June 30, 2006 included $0.8 million and $1.9 million, respectively, of amortization of deferred financing costs. In addition, the Successor Company amortized a portion of the fair value adjustment, which was recorded at the consummation of the RHD Merger. The Company recognizes an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. This fair value adjustment was amortized as a reduction to interest expense of $6.4 million and $6.4 million during the six months ended June 30, 2007 and the five months ended June 30, 2006, respectively.
Income Taxes
The effective tax rate on income (loss) before income taxes for the six months ended June 30, 2007, the five months ended June 30, 2006 and the one month ended January 31, 2006 was 39.1%, 38.9% and 39.9%, respectively. The effective tax rate for the six months ended June 30, 2007 reflects changes in estimates for state and local tax. The effective rate in the five months ended June 30, 2006 reflected the impact of the integration related to the RHD Merger combined with favorable treatment of certain purchase accounting adjustments.
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
No changes.
Item 1A. Risk Factors
No changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 under Section 906 of the Sarbanes-Oxley Act David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA WEST LLC
	By:	/s/ Steven M. Blondy
Steven M. Blondy
Date: August 7, 2007		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Karen E. Palczuk
Karen E. Palczuk
Interim Controller and Assistant Vice President - Process and Performance Management (Interim Principal Accounting Officer)

Date: August 7, 2007

Exhibit Index

Exhibit 31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

*	Filed herewith.