Form 10-Q
period 2007-09-30
DEX MEDIA WEST LLC
filed 2007-11-06
CIK 1278438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 1, 2007, R.H. Donnelley Corporation indirectly owned all of the registrant’s owner’s equity.
THE REGISTRANT IS AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DEX MEDIA WEST LLC
INDEX TO FORM 10-Q
Beginning with the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2007, Dex Media West LLC has modified its periodic reporting as compared to previously filed Quarterly Reports. Although this Form 10-Q contains all information required by applicable rules and regulations, it does not repeat certain information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”). As a result, this Form 10-Q should be read together with the Form 10-K.

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (Successor Company)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2007 and September 30, 2006 (Successor Company)	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2007, the Eight Months Ended September 30, 2006 (Successor Company) and the One Month Ended January 31, 2006 (Predecessor Company)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007, the Eight Months Ended September 30, 2006 (Successor Company) and the One Month Ended January 31, 2006 (Predecessor Company)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Narrative Analysis of Results of Operations*	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk**	19

Item 4. Controls and Procedures	19

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds***	20

Item 3. Defaults Upon Senior Securities***	20

Item 4. Submission of Matters to a Vote of Security Holders***	20

Item 5. Other Information	20

Item 6. Exhibits	21

SIGNATURES	22
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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media West LLC
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company
(in thousands)	September 30, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$3,756	$28,358
Accounts receivable
Billed	83,208	67,539
Unbilled	276,707	306,016
Allowance for doubtful accounts and sales claims	(15,177)	(10,803)

Net accounts receivable	344,738	362,752
Deferred directory costs	67,805	88,226
Short-term deferred income taxes, net	38,575	12,505
Prepaid expenses and other current assets	38,093	29,416

Total current assets	492,967	521,257

Fixed assets and computer software, net	39,692	34,656
Other non-current assets	8,696	10,668
Intangible assets, net	4,903,836	5,034,651
Goodwill	1,364,106	1,368,789

Total Assets	$6,809,297	$6,970,021

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$31,166	$21,945
Affiliates payable, net	183,153	84,011
Accrued interest	25,806	55,663
Deferred directory revenue	420,147	465,409
Current portion of long-term debt	140,215	134,552

Total current liabilities	800,487	761,580

Long-term debt	2,251,649	2,561,879
Amount due to affiliate primarily related to post-retirement and other post-employment obligations	56,558	56,558
Deferred income taxes, net	1,289,022	1,227,796
Other non-current liabilities	19,080	15,909

Total liabilities	4,416,796	4,623,722
Commitments and contingencies
Owner’s Equity
Owner’s interest	2,480,325	2,480,325
Accumulated deficit	(83,975)	(132,230)
Accumulated other comprehensive loss	(3,849)	(1,796)

Total owner’s equity	2,392,501	2,346,299

Total Liabilities and Owner’s Equity	$6,809,297	$6,970,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Successor Company
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2007	2006

Net revenue	$236,524	$131,687
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	90,833	82,270
General and administrative expenses	7,363	10,041
Depreciation and amortization	48,880	35,331

Total expenses	147,076	127,642
Operating income	89,448	4,045
Interest expense, net	44,844	48,609

Income (loss) before income taxes	44,604	(44,564)
Provision (benefit) for income taxes	16,629	(17,365)

Net income (loss)	$27,975	$(27,199)
Comprehensive Income (Loss)
Net income (loss)	$27,975	$(27,199)
Unrealized loss on interest rate swaps, net of tax	(3,726)	(8,151)

Comprehensive income (loss)	$24,249	$(35,350)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

			Predecessor
	Successor Company		Company

	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
(in thousands)	2007	2006	2006

Net revenue	$705,953	$235,970	$78,803
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	285,638	187,214	33,598
General and administrative expenses	28,853	30,041	4,991
Depreciation and amortization	141,934	94,565	14,661

Total expenses	456,425	311,820	53,250
Operating income (loss)	249,528	(75,850)	25,553
Interest expense, net	138,817	131,666	17,700

Income (loss) before income taxes	110,711	(207,516)	7,853
Provision (benefit) for income taxes	42,456	(80,752)	3,134

Net income (loss)	$68,255	$(126,764)	$4,719
Comprehensive Income (Loss)
Net income (loss)	$68,255	$(126,764)	$4,719
Unrealized loss on interest rate swaps, net of tax	(2,053)	(3,096)	—

Comprehensive income (loss)	$66,202	$(129,860)	$4,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

			Predecessor
	Successor Company		Company

	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
(in thousands)	2007	2006	2006

Cash Flows from Operating Activities
Net income (loss)	$68,255	$(126,764)	$4,719
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,934	94,565	14,661
Deferred income tax provision (benefit)	41,246	(80,752)	3,134
Provision for bad debts	13,507	8,312	4,605
Stock-based compensation expense	9,680	7,414	1,587
Interest rate swap ineffectiveness	—	593	194
Amortization of debt fair value adjustment	(9,671)	(10,176)	—
Amortization of deferred financing costs	1,345	1,427	1,141
Loss on disposition of assets	22	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,406	13,175	(1,966)
Decrease (increase) in other assets	11,259	(51,974)	2,132
(Decrease) increase in accounts payable and accrued liabilities	(26,306)	(41,260)	2,569
(Decrease) increase in deferred directory revenue	(45,262)	366,285	110
Increase (decrease) in affiliates payable	89,405	14,038	(253)
Increase in other non-current liabilities	2,257	574	87
Increase in amounts due to affiliates primarily related to post-retirement and other post-employment benefits	—	3,515	534

Net cash provided by operating activities	302,077	198,972	33,254
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(16,120)	(8,508)	(538)

Net cash used in investing activities	(16,120)	(8,508)	(538)
Cash Flows from Financing Activities
Revolver borrowings	84,700	251,400	—
Revolver repayments	(59,700)	(218,700)	(5,000)
Proceeds from issuance of long-term debt	—	444,193	—
Debt repayments	(319,895)	(417,897)	—
Premium paid on debt redemption	—	(2,914)	—
Payment of debt refinance costs	—	(671)	—
Increase (decrease) in checks not yet presented for payment	4,336	15	(491)
Distributions to Owner	(20,000)	(260,287)	(10,186)

Net cash used in financing activities	(310,559)	(204,861)	(15,677)

(Decrease) increase in cash and cash equivalents	(24,602)	(14,397)	17,039
Cash and cash equivalents, beginning of period	28,358	17,887	848

Cash and cash equivalents, end of period	$3,756	$3,490	$17,887

Supplemental Information:
Cash paid:
Interest	$176,003	$176,470	$8,746
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
Significant Business Developments
On August 23, 2007, RHD acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) is $334.2 million and excludes certain items such as the value of unvested equity awards. The purpose of the Business.com Acquisition was to expand RHD and the Company’s existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD and the Company’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. As such, the results of Business.com are not included in the Company’s operating results.
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

2. Summary of Significant Accounting Policies
Intangible Assets and Goodwill
As a result of the RHD Merger, certain intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. The Successor Company amortization expense was $45.1 million and $130.8 million for the three and nine months ended September 30, 2007, respectively, and $31.2 million and $83.2 million for the three and eight months ended September 30, 2006, respectively. The Predecessor Company amortization expense was $13.4 million for the one month ended January 31, 2006. The excess of purchase price over the net tangible and identifiable intangible assets acquired of $1.4 billion was recorded as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to the RHD Merger is approximately $1.8 billion. During January 2007, Dex Media recorded adjustments to goodwill totaling $1.6 million associated with the RHD Merger that primarily relate to deferred income taxes. The Successor Company recorded no impairment losses during the three and nine months ended September 30, 2007 or the three and eight months ended September 30, 2006. The Predecessor Company recorded no impairment losses during the one month ended January 31, 2006.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated as a result of purchase accounting required under GAAP; in addition, an adjustment was established to record the debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Since the RHD Merger, the Successor Company has recorded deferred financing costs of $6.6 million. Both the Predecessor Company and the Successor Company used the bond outstanding method to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $0.5 million and $1.3 million for the three and nine months ended September 30, 2007, respectively, and $0.6 million and $1.4 million for the three and eight months ended September 30, 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Amortization of deferred financing costs included in interest expense for the Predecessor Company was $1.1 million for the one month ended January 31, 2006. Amortization of the fair value adjustment was $3.3 million and $9.7 million for the three and nine months ended September 30, 2007, respectively, and $3.8 million and $10.2 million for the three and eight months ended September 30, 2006, respectively.
Advertising Expenses
We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $8.6 million and $15.6 million for the three and nine months ended September 30, 2007, respectively, and $1.8 million and $6.0 million for the three and eight months ended September 30, 2006, respectively. Total advertising expense for the Predecessor Company was $2.3 million for the one month ended January 31, 2006.
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

At September 30, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $1.0 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
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
Stock-Based Awards
Successor Company
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $2.4 million and $9.7 million for the three and nine months ended September 30, 2007, respectively, and $3.3 million and $7.4 million for the three and eight months ended September 30, 2006, respectively.
On February 27, 2007, RHD granted 1.1 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.5 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, which includes $2.2 million related to non-substantive vesting, for the nine months ended September 30, 2007.
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

New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of September 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.
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
4. Credit Facility
As of September 30, 2007, the outstanding balances of the tranche A, tranche B-1, and tranche B-2 term loans under the Dex Media West credit facility totaled $1,131.0 million, comprised of $177.8 million, $328.9 million, and $624.3 million, respectively, and $25.0 million was outstanding under the $100.0 million revolving loan commitments (“Dex Media West Revolver”). The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 7.03% and 6.83% at September 30, 2007 and December 31, 2006, respectively.
5. Restructuring Charges
The tables below highlight the activity in our restructuring reserves related to the RHD Merger for the three and nine months ended September 30, 2007.

Three months ended September 30, 2007
Balance at June 30, 2007	$3,074
Payments	$(231)

Balance at September 30, 2007	$2,843

Nine months ended September 30, 2007
Balance at December 31, 2006	$4,277
Additions to reserve charged to goodwill	$62
Payments	$(1,496)

Balance at September 30, 2007	$2,843

As a result of the RHD Merger, approximately 120 Dex Media employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, Dex Media vacated certain of its leased facilities in Colorado, Minnesota, Nebraska, and Oregon. We estimated our share of the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of the leased facilities, net of estimated sublease income, to be approximately $10.7 million and such costs were charged to goodwill during 2006. During January 2007, we finalized costs associated with terminated employees and we recognized a charge to goodwill of $0.1 million. Payments made with respect to severance during the three and nine months ended September 30, 2007 totaled $0.1 million and $0.9 million, respectively. Payments of $1.8 million and $2.2 million were made during the three and eight months ended September 30, 2006, respectively, related to severance and relocation. Payments of $0.1 million and $0.6 million were made during the three and nine months ended September 30, 2007, respectively, with respect to the vacated leased facilities. No payments were made with respect to the vacated leased facilities during the three and eight months ended September 30, 2006. The remaining lease payments for these facilities will be made through 2016.
The Successor Company recognized merger related expenses of $0.2 million and $1.6 million during the three and eight months ended September 30, 2006, respectively, with no comparable expense in 2007. These merger related costs for the three and eight months ended September 30, 2006, included $0.2 million and $1.3 million, respectively for bonuses to retain certain employees through the transition of the RHD Merger. The Predecessor Company recognized merger related expenses of $1.7 million during the one month ended January 31, 2006. These costs included legal and financial advisory fees, as well as stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the RHD Merger. These costs are included in general and administrative expenses in the condensed consolidated statement of operations.
6. Benefit Plans
Costs associated with Dex Media’s benefit plans are allocated to the Company as discussed in Note 9, “Related Party Transactions”. In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2007, the three and eight months ended September 30, 2006 and the one month ended January 31, 2006:

	Successor Company
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2007		2006

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,441	$242	$1,176	$329
Interest cost	1,736	629	1,576	540
Expected return on plan assets	(1,800)	—	(1,681)	—
Unrecognized prior service costs	—	(1)	—	—

Net periodic benefit expense	$1,377	$870	$1,071	$869

	Successor Company				Predecessor Company

	Nine Months		Eight Months		One Month
	Ended		Ended		Ended
	September 30,		September 30,		January 31,
	2007		2006		2006

	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits

Service cost	$4,323	$726	$3,320	$874	$398	$94
Interest cost	5,209	1,887	4,245	1,443	494	173
Expected return on plan assets	(5,401)	—	(4,161)	—	(594)	—
Unrecognized prior service costs	—	(3)	—	4	(9)	(22)

Net periodic benefit expense	$4,131	$2,610	$3,404	$2,321	$289	$245

During the three and nine months ended September 30, 2007, the Company made contributions of $6.2 million and $7.4 million, respectively, to Dex Media’s pension plan. During the three and nine months ended September 30, 2007, the Company made contributions of $0.4 million and $1.4 million, respectively, to Dex Media’s postretirement plan. The Company expects to make total contributions of approximately $8.6 million and $2.7 million to Dex Media’s pension plan and postretirement plan, respectively, in 2007.
7. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
8. Legal Proceedings
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
9. Related Party Transactions
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
These net intercompany balances have been classified as a current liability at September 30, 2007 and December 31, 2006, as the Company intends to settle these balances with Dex Media during the next twelve months. Changes in net intercompany balances resulting from operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2007, the eight months ended September 30, 2006 and the one month ended January 31, 2006.

In general, substantially all of the net assets of the Company and its subsidiary are restricted from being paid as dividends to any third party, and our subsidiary is restricted from paying dividends, loans or advances to Dex Media with very limited exceptions, under the terms of the Dex Media West credit facility and indentures governing our notes. There was a dividend of $20.0 million paid to Dex Media during the nine months ended September 30, 2007. Dividends were paid to Dex Media during the eight months ended September 30, 2006 and the one month ended January 31, 2006 of $260.3 million and $10.2 million, respectively and classified as financing activities on the condensed consolidated statements of cash flows.

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
As previously announced, RHD is utilizing a new Dex market brand for all of its print and online products across its entire footprint. As part of this branding strategy, RHD also announced DexKnows.com® as its new uniform resource locator (“URL”) across its entire footprint that will upgrade its existing online sites over the remainder of 2007 and into 2008. This initiative was undertaken as IYP is a cornerstone of the “triple play” strategy and this platform will make our rich, accurate content available on a single search site. RHD will continue to leverage the recognizable Embarq (formerly known as Sprint) and AT&T (formerly known as SBC) brands on its print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. Within the Qwest markets, the Dex brand has tremendous name recognition and DexKnows.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface.
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

Significant Business Developments
On August 23, 2007, RHD acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) is $334.2 million and excludes certain items such as the value of unvested equity awards. The purpose of the Business.com Acquisition was to expand RHD and the Company’s existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD and the Company’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. As such, the results of Business.com are not included in the Company’s operating results.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of September 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.
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

RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of our results for the nine months ended September 30, 2007, the eight months ended September 30, 2006 and the one month ended January 31, 2006, we have provided the following combined results of Dex Media West for the nine months ended September 30, 2006 because we believe that such financial information is important to gain an understanding of the impact of the RHD Merger on Dex Media West’s underlying historical performance and future financial results. The financial information for the combined nine months ended September 30, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the eight months ended September 30, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets and accounting policies that resulted from the RHD Merger.
Nine months ended September 30, 2007 and the combined nine months ended September 30, 2006
Net Revenue
The components of our net revenue for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 were as follows:

			Predecessor
	Successor Company		Company	Combined

	Nine Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	January 31,	September 30,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Gross directory advertising revenue	$717,532	$237,174	$77,193	$314,367	$403,165
Sales claims and allowances	(21,906)	(9,470)	1	(9,469)	(12,437)

Net directory advertising revenue	695,626	227,704	77,194	304,898	390,728
Other revenue	10,327	8,266	1,609	9,875	452

Total Net Revenue	$705,953	$235,970	$78,803	$314,773	$391,180

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
Net directory advertising revenue in the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 was $695.6 million and $304.9 million, respectively. The increase in net directory advertising revenue of $390.7 million is primarily due to the effects of purchase accounting associated with the RHD Merger in 2006. This increase was partially offset by a modest decrease in print advertisement sales attributed to weaker housing trends and economic conditions. Net directory advertising revenue for the combined nine months ended September 30, 2006 excluded the amortization of net directory advertising revenue for Dex Media-branded directories published before the RHD Merger under the deferral and amortization method totaling $383.8 million, which would have been reported in the period absent purchase accounting.
Other revenue includes barter revenue, late fees received on outstanding customer balances, sales of directories and certain other print and Internet products. Other revenue in the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 was $10.3 million and $9.9 million, respectively. The increase in other revenue of $0.4 million is primarily due to recognizing a full period of results for the Dex Media publication cycle during the current period. This increase was partially offset by a decrease in barter revenue. For the combined nine months ended September 30, 2006, other revenue was $3.8 million lower than it would have been due to the impact of purchase accounting, primarily due to barter revenue.

Total net revenue in the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 was $706.0 million and $314.8 million, respectively. The increase in total net revenue is primarily a result of the impact of purchase accounting during the combined nine months ended September 30, 2006 described above. Purchase accounting related to the RHD Merger has no impact on reported net revenue in 2007.
Expenses
The components of total expenses for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 are as follows:

			Predecessor
	Successor Company		Company	Combined

	Nine Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	January 31,	September 30,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Cost of revenue	$285,638	$187,214	$33,598	$220,812	$64,826
G&A expenses	28,853	30,041	4,991	35,032	(6,179)
D&A expenses	141,934	94,565	14,661	109,226	32,708

Total	$456,425	$311,820	$53,250	$365,070	$91,355

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
Cost of Revenue
Total cost of revenue for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 was $285.6 million and $220.8 million, respectively. The increase in cost of revenue of $64.8 million is primarily due to the impact of purchase accounting associated with the RHD Merger in 2006. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and print and delivery costs totaling $85.2 million for directories that published prior to the RHD Merger were not reported in the combined nine months ended September 30, 2006. Directory expenses for the combined nine months ended September 30, 2006 include the amortization of deferred directory costs relating to the Dex Media West directories published beginning in February 2006. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value of $68.7 million, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $15.3 million representing a decrease of $17.7 million for the nine months ended September 30, 2007 as compared to the prior period. Approximately $0.4 million of cost uplift expense remains unamortized at September 30, 2007, which will be fully expensed during the three months ending December 31, 2007.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 were $28.9 million and $35.0 million, respectively. The decrease of $6.1 million was primarily driven by the reduction in bonuses to retain certain employees through the transition related to the RHD Merger, as well as office space reductions and a decrease in salaries and wages due to headcount reductions, as a result of cost synergies associated with the RHD Merger.
Depreciation and Amortization Expenses
Depreciation and amortization (“D&A”) expenses for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 were $141.9 million and $109.2 million, respectively. The increase in D&A expense of $32.7 million is primarily related to commencing amortization of the local customer intangible assets offset by lower amortization expense for the new intangible assets established at the RHD Merger. The amortization of the local customer intangible assets was $36.5 million for the nine months ended September 30, 2007 with no comparable expense in the combined nine months ended September 30, 2006. Upon consummation of the RHD Merger, the identified intangible assets related to the Dex West Acquisition were eliminated and replaced with the identified intangible assets related to the RHD Merger. As a result, the Predecessor Company had approximately $3.0 million higher intangible amortization expense during the one month ended January 31, 2006.
Operating Income (Loss)
Operating income (loss) for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 was as follows:

			Predecessor
	Successor Company		Company	Combined

	Nine Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	January 31,	September 30,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Total	$249,528	$(75,850)	$25,553	$(50,297)	$299,825

The increase in operating income for the nine months ended September 30, 2007, compared to the operating loss for the combined nine months ended September 30, 2006 resulted from an increase in net revenue, partially offset by increases in cost of revenue and D&A expenses as described above. Since all deferred net revenue related to directories published prior to the RHD Merger is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionately adverse effect on reported revenue in 2006. Operating income in 2007 will continue to be moderately impacted by the cost uplift aspect of purchase accounting.
Interest Expense, Net
Net interest expense for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2006 was $138.8 million and $149.4 million, respectively. The decrease in net interest expense is primarily due to lower outstanding debt during the period due to principal repayments, as well as decreased amortization of deferred financing costs as the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting. Net interest expense for the nine months ended September 30, 2007 and combined nine months ended September 30, 2006 included $1.3 million and $2.6 million, respectively, of amortization of deferred financing costs. In addition, the Successor Company amortized a portion of the fair value adjustment, which was recorded at the consummation of the RHD Merger. The Company recognizes an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. This fair value adjustment was amortized as a reduction to interest expense of $9.7 million and $10.2 million during the nine months ended September 30, 2007 and the eight months ended September 30, 2006, respectively.

Income Taxes
The effective tax rate on income (loss) before income taxes for the nine months ended September 30, 2007, the eight months ended September 30, 2006 and the one month ended January 31, 2006 was 38.3%, 38.9% and 39.9%, respectively. The effective tax rate for the nine months ended September 30, 2007 reflects changes in estimates for state and local tax. The effective rate in the eight months ended September 30, 2006 reflected the impact of the integration related to the RHD Merger combined with favorable treatment of certain purchase accounting adjustments.
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
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 under Section 906 of the Sarbanes-Oxley Act David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA WEST LLC
Date: November 6, 2007	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2007	By:	/s/ Karen E. Palczuk
Karen E. Palczuk
Interim Controller and Assistant Vice President - Process and Performance Management (Interim Principal Accounting Officer)

Exhibit Index

Exhibit 31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

*	Filed herewith.