Form 10-Q
period 2008-06-30
DEX MEDIA WEST LLC
filed 2008-08-01
CIK 1278438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
As of July 15, 2008, R.H. Donnelley Corporation indirectly owned all of the registrant’s equity.
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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media West LLC
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2008	December 31, 2007

Assets
Current Assets
Cash and cash equivalents	$60,770	$7,992
Accounts receivable
Billed	89,183	82,854
Unbilled	298,882	324,079
Allowance for doubtful accounts and sales claims	(17,833)	(13,598)

Net accounts receivable	370,232	393,335
Deferred directory costs	68,293	68,741
Short-term deferred income taxes, net	31,665	27,456
Prepaid expenses and other current assets	21,839	30,520

Total current assets	552,799	528,044
Fixed assets and computer software, net	47,964	45,390
Other non-current assets	50,034	8,723
Intangible assets, net	4,768,807	4,858,713
Goodwill	—	1,354,053

Total Assets	$5,419,604	$6,794,923

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$29,803	$28,860
Affiliates payable, net	219,383	243,138
Accrued interest	46,318	52,008
Deferred directory revenues	423,858	467,249
Current portion of long-term debt	5,625	136,457

Total current liabilities	724,987	927,712
Long-term debt	2,299,974	2,167,528
Deferred income taxes, net	826,948	1,284,205
Other non-current liabilities	15,039	19,911

Total liabilities	3,866,948	4,399,356

Commitments and contingencies

Owner’s Equity
Owner’s interest	2,364,875	2,428,291
Accumulated deficit	(813,227)	(26,013)
Accumulated other comprehensive income (loss)	1,008	(6,711)

Total Owner’s Equity	1,552,656	2,395,567

Total Liabilities and Owner’s Equity	$5,419,604	$6,794,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Net revenues	$233,433	$237,080	$469,588	$470,915

Expenses
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	30,105	37,169	64,168	77,670
Selling and support expenses	55,298	57,466	112,009	118,614
General and administrative expenses	7,298	13,216	15,540	21,498
Depreciation and amortization	49,016	48,666	98,186	93,054
Goodwill impairment	262,518	—	1,325,485	—

Total expenses	404,235	156,517	1,615,388	310,836

Operating income (loss)	(170,802)	80,563	(1,145,800)	160,079

Interest expense, net	(57,296)	(45,626)	(98,572)	(93,973)

Income (loss) before income taxes	(228,098)	34,937	(1,244,372)	66,106

(Provision) benefit for income taxes	78,028	(14,167)	457,158	(25,827)

Net income (loss)	$(150,070)	$20,770	$(787,214)	$40,279

Comprehensive Income (Loss)
Net income (loss)	$(150,070)	$20,770	$(787,214)	$40,279
Unrealized gain on interest rate swaps, net of tax	13,534	2,940	7,719	1,673

Comprehensive income (loss)	$(136,536)	$23,710	$(779,495)	$41,952

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media West LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(787,214)	$40,279
Reconciliation of net income (loss) to net cash provided by operating activities:
Goodwill impairment	1,325,485	—
Loss on extinguishment of debt	2,142	—
Depreciation and amortization	98,186	93,054
Deferred income tax (benefit) provision	(459,066)	25,470
Provision for bad debts	25,567	10,735
Stock-based compensation expense	4,761	7,315
Amortization of debt fair value adjustment	(6,894)	(6,386)
Amortization of deferred financing costs	1,291	839
Interest rate swap ineffectiveness	13,007	—
Other non-cash items, net	(5,806)	1,694
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,464)	(16,032)
Decrease in other assets	37,472	11,718
(Decrease) in accounts payable and accrued liabilities	(7,269)	(2,235)
(Decrease) in deferred directory revenues	(43,391)	(6,774)
(Decrease) increase in affiliates payable	(28,516)	51,946
(Decrease) in other non-current liabilities	(5,141)	(824)

Net cash provided by operating activities	162,150	210,799
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(11,283)	(4,585)

Net cash used in investing activities	(11,283)	(4,585)
Cash Flows from Financing Activities
Credit facility borrowings, net of costs	1,035,900	—
Credit facility repayments	(1,053,492)	(231,324)
Revolver borrowings	141,300	52,200
Revolver repayments	(159,300)	(33,200)
Increase in checks not yet presented for payment	919	1,816
Distributions to Owner	(65,000)	(20,000)
Excess tax benefits from exercise of stock options	1,584	—

Net cash used in financing activities	(98,089)	(230,508)

Increase (decrease) in cash and cash equivalents	52,778	(24,294)
Cash and cash equivalents, beginning of period	7,992	28,358

Cash and cash equivalents, end of period	$60,770	$4,064

Supplemental Information:
Cash paid:
Interest, net	$91,869	$101,753
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
Significant Business Developments
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance our 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose.
As a result of the refinancing of our former credit facility on June 6, 2008, the existing interest rate swaps associated with our former credit facility having a notional amount of $700.0 million are no longer highly effective in offsetting changes in cash flows. Accordingly, these interest rate swaps became ineffective on June 6, 2008 and cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps, offset by a reduction to interest expense of $2.0 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008.
Please see Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 4, “Credit Facility” for additional information.

Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three and six months ended June 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three and six months ended June 30, 2007. The table below summarizes these reclassifications.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified
Net revenues	$236,596	$484	$237,080	$469,429	$1,486	$470,915
Production, publication and distribution expenses	95,340	(58,171)	37,169	194,781	(117,111)	77,670
Selling and support expenses	—	57,466	57,466	—	118,614	118,614
General and administrative expenses	12,027	1,189	13,216	21,515	(17)	21,498
In addition, certain prior period amounts included in the condensed consolidated balance sheet and condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation.
2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
As a result of the RHD Merger (as defined in Note 3, “RHD Merger”), certain intangible assets were identified in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist. Amortization expense was $44.9 million and $45.1 million for the three months ended June 30, 2008 and 2007, respectively, and $89.9 million and $85.7 million for the six months ended June 30, 2008 and 2007, respectively.
As a result of the decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. RHD used estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.
The impairment test of RHD’s definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of its intangible assets and other long-lived assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008.

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
Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, RHD performed additional impairment tests of its goodwill and other long-lived assets as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $262.5 million during the three months ended June 30, 2008. As a result of this impairment charge, we have no recorded goodwill at June 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and six months ended June 30, 2008 and 2007. In addition to the non-cash goodwill impairment charge, we recognized a change in goodwill of $28.6 million associated with the RHD Merger that related to deferred income taxes. No impairment losses were recorded related to our goodwill during the three and six months ended June 30, 2007.
If negative industry and economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $3.0 million and less than $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $3.4 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense for the three and six months ended June 30, 2008 includes the write-off of unamortized deferred financing costs of $2.1 million associated with the refinancing of our former credit facility, which has been accounted for as an extinguishment of debt. See Note 4, “ Credit Facility” for additional information.
As a result of the ineffective interest rate swaps associated with the refinancing of our former credit facility, interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps, offset by a reduction to interest expense of $2.0 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
In conjunction with the RHD Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), our debt was recorded at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the RHD Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $3.5 million and $3.2 million for the three months ended June 30, 2008 and 2007, respectively, and $6.9 million and $6.4 million for the six months ended June 30, 2008 and 2007, respectively.

Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $2.8 million and $4.5 million for the three months ended June 30, 2008 and 2007, respectively, and $5.2 million and $7.0 million for the six months ended June 30, 2008 and 2007, respectively. Total advertising expense for the three and six months ended June 30, 2008 includes $1.2 million and $2.4 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages with no comparable expense for the three and six months ended June 30, 2007.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. During the three and six months ended June 30, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers.
At June 30, 2008, we had interest rate swap agreements with major financial institutions with a notional amount of $700.0 million. None of these interest rate swaps are designated as cash flow hedges at June 30, 2008. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Stock-Based Awards
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $1.6 million and $2.6 million for the three months ended June 30, 2008 and 2007, respectively, and $4.7 million and $7.3 million for the six months ended June 30, 2008 and 2007, respectively.
On March 4, 2008, RHD granted 2.2 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.1 million and $1.1 million for the three and six months ended June 30, 2008, respectively.
In April 2008, RHD increased its estimated forfeiture rate in determining compensation expense from 5% to 8%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $0.6 million during the three and six months ended June 30, 2008.
In March 2008, RHD’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, a program under which RHD’s current employees will be permitted to surrender certain presently outstanding stock options and SARs, with exercise prices substantially above the current market price of RHD’s common stock, in exchange for new SARs, with new vesting requirements and an exercise price equal to the fair market value of RHD’s common stock on the grant date (the “Exchange Program”). Please see Note 11, “Subsequent Events” for additional information.

Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
June 30, 2008
Using Significant Other
Description	Observable Inputs (Level 2)
Derivatives — Liabilities	$(10,745)
In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. We do not expect the adoption of FSP No. 157-2 to have a material impact on our consolidated financial statements.
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
New Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of June 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
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

4. Credit Facility
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and the $90.0 million Dex Media West Revolver maturing in October 2013. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million Incremental Facility that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance our Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance our former credit facility and pay related fees and expenses.
As of June 30, 2008, outstanding balances under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 6.97% at June 30, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.
As of June 30, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
•
The highest of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.75% (or 2.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 3.0% margin on Term Loan B; or

•
The higher of (i) LIBOR rate and (ii) 3.0% plus a 3.75% (or 3.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 4.0% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

5. Restructuring Charges
The table below highlights the activity in our restructuring reserves related to the RHD Merger for the three and six months ended June 30, 2008.

Three Months Ended June 30, 2008
Balance at March 31, 2008	$2,216
Payments	(193)

Balance at June 30, 2008	$2,023

Six Months Ended June 30, 2008
Balance at December 31, 2007	$2,395
Payments	(372)

Balance at June 30, 2008	$2,023

As a result of the RHD Merger, approximately 120 Dex Media employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, Dex Media vacated certain of its leased facilities in Colorado, Minnesota, Nebraska and Oregon. Payments made with respect to severance during the three months ended June 30, 2008 and 2007 were $0.1 million and $0.5 million, respectively, and $0.1 million and $0.8 million during the six months ended June 30, 2008 and 2007, respectively. Payments of $0.1 million and $0.1 million were made with respect to the vacated leased facilities during the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2008 and 2007, respectively. The remaining lease payments for these facilities will be made through 2016.

Unrelated to the RHD Merger, during the second quarter of 2008, we initiated a restructuring plan that includes planned headcount reductions and consolidation of responsibilities (“2008 Restructuring Actions”). During the three and six months ended June 30, 2008, we recognized a restructuring charge to earnings of $1.4 million associated with the 2008 Restructuring Actions. During the three and six months ended June 30, 2008, payments of $0.4 million were made associated with the 2008 Restructuring Actions. We anticipate additional charges to earnings associated with the 2008 Restructuring Actions during 2008.
Unrelated to the RHD Merger, during the three and six months ended June 30, 2008, we recognized a restructuring charge to earnings of less than $0.1 million and $0.4 million, respectively, associated with planned headcount reductions and consolidation of responsibilities (“2007 Restructuring Actions”). During the three and six months ended June 30, 2008, payments of $0.1 million and $0.4 million, respectively, were made associated with the 2007 Restructuring Actions.
6. Income Taxes
The effective tax rate on loss before income taxes of 34.2% and 36.7% for the three and six months ended June 30, 2008, respectively, compares to an effective tax rate of 40.6% and 39.1% on income before income taxes for the three and six months ended June 30, 2007, respectively. As a result of the non-cash goodwill impairment charge of $1.3 billion recorded during the six months ended June 30, 2008, we recognized a decrease in our deferred tax liability of $496.2 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the three and six months ended June 30, 2008 is primarily due to changes in estimates of state tax apportionment factors that impact our effective state tax rates.
The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	(1.2)	5.4	1.7	3.9
Other non-deductible expenses	—	0.2	—	0.2
Other	0.4	—	—	—

Effective tax rate	34.2%	40.6%	36.7%	39.1%

7. Benefit Plans
Costs associated with Dex Media’s benefit plans are allocated to the Company as discussed in Note 10, “Related Party Transactions.” In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2007:

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$1,210	$1,670	$2,622	$2,882
Interest cost	1,718	1,875	3,465	3,473
Expected return on plan assets	(1,807)	(2,306)	(3,627)	(3,601)

Net periodic benefit cost	$1,121	$1,239	$2,460	$2,754

	Postretirement Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$197	$189	$437	$484
Interest cost	780	640	1,434	1,258
Amortization of prior service cost	—	(140)	—	(2)

Net periodic benefit cost	$977	$689	$1,871	$1,740

During the three months ended June 30, 2008 and 2007, the Company made contributions of $1.2 million and $1.2 million, respectively, to Dex Media’s pension plan. During the six months ended June 30, 2008 and 2007, the Company made contributions of $2.2 million and $1.2 million, respectively, to Dex Media’s pension plan. During the three months ended June 30, 2008 and 2007, the Company made contributions of $0.4 million and $0.4 million, respectively, to Dex Media’s postretirement plan. During the six months ended June 30, 2008 and 2007, the Company made contributions of $0.9 million and $1.0 million, respectively, to Dex Media’s postretirement plan. The Company expects to make total contributions of approximately $6.4 million and $3.3 million to Dex Media’s pension plan and postretirement plan, respectively, in 2008.
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
10. Related Party Transactions
Effective January 1, 2004, all employees were transferred to Dex Media Service LLC (“Service Co.”). As such, employee-related liabilities, including pension and other post-retirement obligations are primarily included in Service Co.’s reported liabilities with an offsetting asset recorded as an affiliate receivable from Dex Media West for the portion of the liabilities associated with the Dex Media West employees. Dex Media West is charged and carries an affiliate payable for the portion of the liabilities associated with employees providing services to Dex Media West. Under the Shared Services and Employees Agreement, dated September 9, 2003, expenses related to Dex Media West employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee expenses are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenues. All cash related affiliate balances are settled at least monthly. In addition, after the RHD Merger, certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other.
These net intercompany balances have been classified as a current liability at June 30, 2008 and December 31, 2007, as the Company intends to settle these balances with Dex Media during the next twelve months. Changes in net intercompany balances resulting from operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007.

In general, substantially all of the net assets of the Company and its subsidiary are restricted from being paid as dividends to any third party, and our subsidiary is restricted from paying dividends, loans or advances to Dex Media with very limited exceptions, under the terms of the Dex Media West credit facility and indentures governing our notes. A dividend of $65.0 million and $20.0 million was paid to Dex Media during the six months ended June 30, 2008 and 2007, respectively.
11. Subsequent Events
Exchange Program
In March 2008, RHD’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, the Exchange Program. The exercise prices of the outstanding options and SARs eligible for the Exchange Program range from $10.78 to $78.01. Other outstanding stock awards, including restricted stock units, are not eligible for the Exchange Program.
The Exchange Program is designed to provide eligible employees with an opportunity to exchange deeply underwater options and SARs for new SARs covering fewer shares, but with an exercise price based on the current, dramatically lower market price. In effect, the Exchange Program is intended to enable RHD to realign the exercise prices of previously granted awards with the current value of its common stock. The Exchange Program will not restore any of the lost in-the-money value of any employee’s eligible awards, but will provide an opportunity to participate in future shareholder value creation through appreciation in RHD’s stock price.
The Exchange Program allows for a separate exchange ratio for each outstanding group of options or SARs taking into account such factors as the Black-Scholes value of the surrendered awards and the new SARs to be granted in the Exchange Program, as well as the exercise price and remaining life of each tranche, and other considerations to ensure that the Exchange Program accomplishes its intended objectives. The weighted average exchange ratio for eligible awards held by senior management members (as described below) is 1 to 3.8, whereas the weighted average exchange ratio for eligible awards held by all other eligible employees is 1 to 3.5. These senior management members are RHD’s named executive officers, three other members of RHD’s executive committee and RHD’s three general managers of sales. Non-employee directors of RHD are not eligible to participate in the Exchange Program, nor are former employees holding otherwise eligible options and SARs.
In connection with the Exchange Program, on July 14, 2008, RHD granted 1.2 million SARs to certain employees, including certain senior management members, in exchange for 4.6 million outstanding options and SARs for a total recapture of 3.4 million shares. These SARs, which are settled in RHD common stock, were granted at a grant price of $1.69 per share. The SARs granted in the Exchange Program have a seven-year term and a new three-year vesting schedule, subject to accelerated vesting upon the occurrence of certain events. Exercisability of the SARs granted to senior management members is conditioned upon the achievement of the following stock price appreciation targets, in addition to the three year service-based vesting requirements for all new SARs: (a) the first vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $20 per share; (b) the second vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $30 per share; and (c) the third and final vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $40 per share. These share price appreciation conditions will be deemed satisfied if at any time during the life of the new SARs the average closing price of the Company’s common stock during any ten consecutive trading days equals or exceeds the specified target stock price, provided, however, that otherwise vested SARs that do not become exercisable prior to their expiration date due to the failure to achieve these performance conditions shall terminate unexercised. In addition, these performance conditions for exercisability of the new SARs granted to senior management members will be deemed satisfied prior to achievement of the respective stock price appreciation targets upon the occurrence of certain events, including a change of control, voluntary or involuntary termination, death, disability or retirement. Certain events effectively accelerate the exercisability of one-third of the total new SARs granted to each senior management member if any stock appreciation target has yet to have been met at that time.
For new SARs granted to holders in the Exchange Program that have a higher aggregate fair value, based upon the Black-Scholes option valuation methodology, than the aggregate fair value of the surrendered awards, we will recognize additional compensation expense under SFAS No. 123 (R) over the three year vesting period of the new SARs. The amount of this additional compensation expense has not been determined at this time.
Other
In July 2008, RHD’s Board of Directors approved the grant of 0.3 million restricted stock units (“RSUs”) to its Chief Executive Officer, David Swanson. The RSU grant vests as follows: upon Mr. Swanson attaining age 55, 50% of these RSUs will vest, and the remainder will vest ratably over each of the next three years, so that the award will be 100% vested upon Mr. Swanson attaining age 58, in all cases subject to continued employment with RHD. Notwithstanding this vesting schedule, the vested and unvested RSUs will be forfeited in their entirety if Mr. Swanson resigns or retires prior to attaining age 58, is terminated for cause or violates the restrictive covenants of his employment agreement and unvested RSUs will be forfeited upon any termination of employment before attaining age 58.

Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “RHD Merger”), including future financial and operating results, Dex Media West’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to generate sufficient cash to service our significant debt levels; (2) our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt agreements, and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (3) our ability to refinance our debt on reasonable terms and conditions as might be necessary from time to time; (4) increasing LIBOR rates; (5) changes in directory advertising spend and consumer usage; (6) regulatory and judicial rulings; (7) competition and other economic conditions; (8) changes in the Company’s credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful integration and realization of the expected benefits of acquisitions; (13) the continued enforceability of the commercial agreements with Qwest; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “Dex Media West,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media West LLC, its direct wholly-owned subsidiary and its and their predecessors.
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
Our Triple PlayTM integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.comTM online search site and the rest of the Internet via Dex Search Marketing ® tools. During 2007, our print and online solutions helped more than 200,000 national and local businesses in 7 states reach consumers who were actively seeking to purchase products and services. Dex Media’s approximately 900 local marketing consultants work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.
During 2007, we published and distributed print directories in many of the country’s most attractive markets including Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Our local marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services. The DexNet Internet Marketing services (collectively referred to as “Internet Marketing”) include online profile creation for local businesses, broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content, search engine marketing (“SEM”) and search engine optimization (“SEO”) services.
This compelling set of Triple Play products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions us and Dex Media as trusted advisors for marketing support and service in the local markets we serve.
Dex Media West is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”).
Significant Business Developments
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance our 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose.
As a result of the refinancing of our former credit facility on June 6, 2008, the existing interest rate swaps associated with our former credit facility having a notional amount of $700.0 million are no longer highly effective in offsetting changes in cash flows. Accordingly, these interest rate swaps became ineffective on June 6, 2008 and cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps, offset by a reduction to interest expense of $2.0 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008.
Please see Item 1. Financial Statements (Unaudited) — Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 4, “Credit Facility” for additional information.
Recent Trends Related to Our Business
RHD has experienced a significant decline in its stock price during the latter part of 2007 and into 2008. RHD believes the decline in the stock price primarily reflects the investment community’s evolving view of (1) local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook remains uncertain. In that regard, RHD notes that its stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, which have been adversely impacted by instability in the credit markets.
RHD and the Company have also been experiencing lower advertising sales primarily as a result of declines in recurring business (renewal and increases to existing advertisers, collectively), mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets. In addition, RHD and the Company have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. If these economic challenges in our markets continue, our advertising sales, bad debt experience and operating results would continue to be adversely impacted in future periods.

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
As a result of the significant decline in the market value of Dex Media’s and our debt and RHD’s debt and equity securities, we recorded a non-cash goodwill impairment charge of $1.1 billion during the first quarter of 2008. Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we recognized a non-cash goodwill impairment charge of $262.5 million during the second quarter of 2008. As a result of these impairment charges, we have no recorded goodwill at June 30, 2008. These charges were calculated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as further described in “Results of Operations.” These charges had no impact on operating cash flow, compliance with debt covenants, tax attributes or management’s outlook for the business.
Segment Reporting
Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.
New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of June 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Six months ended June 30, 2008 and 2007
Factors Affecting Comparability
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the six months ended June 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the six months ended June 30, 2007. The table below summarizes these reclassifications.

	Six Months Ended June 30, 2007
	As
	Previously		As
(amounts in thousands)	Reported	Reclass	Reclassified

Net revenues	$469,429	$1,486	$470,915
Production, publication and distribution expenses	194,781	(117,111)	77,670
Selling and support expenses	—	118,614	118,614
General and administrative expenses	21,515	(17)	21,498
Impact of Purchase Accounting
As a result of the RHD Merger and associated purchase accounting required by generally accepted accounting principles (“GAAP”), we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $5.4 million and $7.8 million, respectively, for the six months ended June 30, 2007, with no comparable expense for the six months ended June 30, 2008.
Net Revenues
The components of our net revenues for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
(amounts in thousands)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$473,328	$478,015	$(4,687)	(1.0)%
Sales claims and allowances	(10,374)	(14,267)	3,893	27.3

Net directory advertising revenues	462,954	463,748	(794)	(0.2)
Other revenues	6,634	7,167	(533)	(7.4)

Total Net Revenues	$469,588	$470,915	$(1,327)	(0.3)%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com, and Internet Marketing services. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing and the introduction of new products. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method, whereby revenues are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, are recognized as delivered or fulfilled.
Gross directory advertising revenues for the six months ended June 30, 2008 decreased $4.7 million, or 1.0%, from the six months ended June 30, 2007. The decrease in gross directory advertising revenues for the six months ended June 30, 2008 is due to declines in print revenues primarily as a result of declines in recurring business, mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets, partially offset by increased revenues from our online products and services.
Sales claims and allowances for the six months ended June 30, 2008 decreased $3.9 million, or 27.3%, from the six months ended June 30, 2007. The decrease in sales claims and allowances for the six months ended June 30, 2008 is primarily due to improved quality and lower claims experience.
Other revenues for the six months ended June 30, 2008 decreased $0.5 million, or 7.4%, from the six months ended June 30, 2007. Other revenues includes late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The decrease in other revenues for the six months ended June 30, 2008 is primarily a result of declines in barter revenues.
Expenses
In response to the economic challenges facing the Company, we are actively managing expenses to streamline operations and contain costs. Changes in expenses from prior periods within various components of our total expenses are reflected below.
The components of total expenses for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
(amounts in thousands)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$64,168	$77,670	$(13,502)	(17.4)%
Selling and support expenses	112,009	118,614	(6,605)	(5.6)
G&A expenses	15,540	21,498	(5,958)	(27.7)
D&A expenses	98,186	93,054	5,132	5.5
Goodwill impairment	1,325,485	—	1,325,485	100.0

Total	$1,615,388	$310,836	$1,304,552	419.7%

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

Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the six months ended June 30, 2008 and 2007 were $64.2 million and $77.7 million, respectively, representing a decrease in production, publication and distribution expenses of $13.5 million, or 17.4%.
During the six months ended June 30, 2008, print, paper and distribution costs declined $5.7 million, compared to the six months ended June 30, 2007. This decline is primarily due to our print product optimization program and negotiated price reductions in our print expenses.
Amortization of cost uplift during the six months ended June 30, 2007 totaled $5.4 million, with no comparable expense for the six months ended June 30, 2008.
During the six months ended June 30, 2008, information technology (“IT”) expenses declined $3.8 million, compared to the six months ended June 30, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
During the six months ended June 30, 2008, we incurred $1.5 million of additional expenses related to internet production and distribution due to increased operations, distribution and clicks costs associated with increased revenues from our online products and services.
Selling and Support Expenses
Total selling and support expenses for the six months ended June 30, 2008 and 2007 was $112.0 million and $118.6 million, respectively, representing a decrease in selling and support expenses of $6.6 million, or 5.6%.
During the six months ended June 30, 2008, salesperson costs declined $8.9 million, compared to the six months ended June 30, 2007, primarily due to planned headcount reductions and consolidation of responsibilities.
Amortization of cost uplift during the six months ended June 30, 2007 totaled $7.8 million, with no comparable expense for the six months ended June 30, 2008.
During the six months ended June 30, 2008, marketing costs decreased $1.3 million compared to the six months ended June 30, 2007, primarily due to a reduction in headcount and related expenses.
During the six months ended June 30, 2008, bad debt expense increased $14.8 million, compared to the six months ended June 30, 2007, primarily due to higher provision rates, deterioration in accounts receivable aging categories and increased write-offs, which have been driven by the extension of the write-off policy in our markets to conform to the legacy RHD markets, weaker housing trends and economic conditions in our markets, as well as the transition to in-house billing and collection services for certain local customers in our markets that were previously performed by Qwest on our behalf.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the six months ended June 30, 2008 and 2007 were $15.5 million and $21.5 million, respectively, representing a decrease in G&A expenses of $6.0 million, or 27.7%.
During the six months ended June 30, 2008, non-cash stock-based compensation expense under SFAS No. 123 (R) declined $2.4 million, compared to the six months ended June 30, 2007, primarily due to an adjustment of $0.6 million associated with an increase in RHD’s forfeiture rate estimate, as well as additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the six months ended June 30, 2007.
During the six months ended June 30, 2008, general corporate expenses decreased by $1.7 million in conjunction with cost saving initiatives.

During the six months ended June 30, 2008, IT expenses declined $1.5 million compared to the six months ended June 30, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
During the six months ended June 30, 2008, restructuring expenses unrelated to the RHD Merger were $1.8 million, primarily due to planned headcount reductions and consolidation of responsibilities, with no comparable expenses for the six months ended June 30, 2007.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the six months ended June 30, 2008 and 2007 was $98.2 million and $93.1 million, respectively. Amortization of intangible assets was $89.9 million for the six months ended June 30, 2008, compared to $85.7 million reported for the six months ended June 30, 2007. The increase in amortization expense for the six months ended June 30, 2008 is primarily due to recognizing a full period of amortization expense related to the local customer relationships intangible asset established at the RHD Merger of $4.5 million, as compared to five months of amortization expense for the six months ended June 30, 2007.
Depreciation of fixed assets and amortization of computer software was $8.3 million for the six months ended June 30, 2008, compared to $7.4 million reported for the six months ended June 30, 2007. The increase in depreciation expense for the six months ended June 30, 2008 is primarily due to accelerated amortization related to software projects that are scheduled to be retired prior to their initial estimated service life.
Goodwill Impairment
As a result of the decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. RHD used estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.
The impairment test of RHD’s definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of its intangible assets and other long-lived assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008.
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
Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, RHD performed additional impairment tests of its goodwill and other long-lived assets as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008 for a total impairment charge of $3.1 billion during the six months ended June 30, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $262.5 million and $1.3 billion for the three and six months ended June 30, 2008, respectively. As a result of this impairment charge, we have no recorded goodwill at June 30, 2008.

No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the six months ended June 30, 2008 and 2007. No impairment losses were recorded related to our goodwill during the six months ended June 30, 2007.
If negative industry and economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges.
Operating Income (Loss)
Operating income (loss) for the six months ended June 30, 2008 and 2007 was as follows:

	Six Months Ended June 30,
(amounts in thousands)	2008	2007	$ Change	% Change

Total	$(1,145,800)	$160,079	$(1,305,879)	815.8%

Operating loss for the six months ended June 30, 2008 of $1.1 billion compares to operating income of $160.1 million for the six months ended June 30, 2007. The change to operating loss for the six months ended June 30, 2008 from operating income for the six months ended June 30, 2007 is primarily due to the non-cash goodwill impairment charges noted above as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the six months ended June 30, 2008 and 2007 was $98.6 million and $94.0 million, respectively, and includes $3.4 million and $0.8 million, respectively, of amortization of deferred financing costs. As a result of the ineffective interest rate swaps associated with the refinancing of our former credit facility, interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps, offset by a reduction to interest expense of $2.0 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008. Interest expense for the six months ended June 30, 2008 also includes the write-off of unamortized deferred financing costs of $2.1 million associated with the refinancing of our former credit facility, which has been accounted for as an extinguishment of debt.
The increase in net interest expense of $4.6 million, or 4.9%, for the six months ended June 30, 2008 is primarily due to additional interest expense associated with the ineffective interest rate swaps and extinguishment of debt noted above. This increase is partially offset by lower outstanding debt during the period due to principal repayments as well as lower interest rates on our variable rate debt during the period as compared to the prior corresponding period.
In conjunction with the RHD Merger and as a result of purchase accounting required under GAAP, we recorded our debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $6.9 million and $6.4 million for the six months ended June 30, 2008 and 2007, respectively.
Income Taxes
The effective tax rate on loss before income taxes of 36.7% for the six months ended June 30, 2008 compares to an effective tax rate of 39.1% on income before income taxes for the six months ended June 30, 2007. As a result of the non-cash goodwill impairment charge of $1.3 billion recorded during the six months ended June 30, 2008, we recognized a decrease in our deferred tax liability of $496.2 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the six months ended June 30, 2008 is primarily due to changes in estimates of state tax apportionment factors that impact our effective state tax rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported appropriately and within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
No changes.
Item1A. Risk Factors
The four risk factors presented below replace and supersede risk factors numbered 3, 5, 9 and 10, respectively, set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in our 2007 Form 10-K.
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
Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future. Due to the recent economic environment and trends in our industry, we have experienced a decline in advertising sales during the first six months of 2008 and we expect this trend to continue throughout 2008.
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
5) Recognition of impairment charges for our intangible assets, other long-lived assets or goodwill
At June 30, 2008, the net carrying value of our intangible assets totaled approximately $4.8 billion. As a result of the impairment charges during the first and second quarter of 2008 noted below, we had no recorded goodwill at June 30, 2008. Our intangible assets and other long-lived assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We review the carrying value of our intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of RHD’s common stock or the fair value of Dex Media’s and our debt and RHD’s debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets.

As a result of the decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. RHD used certain estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, RHD recognized a non-cash impairment charge of $2.5 billion in the first quarter of 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $1.1 billion.
Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, RHD performed additional impairment tests of its goodwill and other long-lived assets as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $262.5 million for the three months ended June 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and six months ended June 30, 2008.
If negative industry and economic conditions in certain markets do not improve, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.
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
10) Reliance on, and extension of credit to, small and medium-sized businesses
Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2007, our bad debt expense represented approximately 2.6% of our net revenue. For the three and six months ended June 30, 2008, our bad debt expense represented approximately 6.0% and 5.4% of our net revenue, respectively.
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

10.1
Credit Agreement, dated June 6, 2008, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to R.H. Donnelley Corporation’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.2
Guarantee and Collateral Agreement, dated as of June 6, 2008, among Dex Media West LLC, Dex Media West, Inc., the subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to R.H. Donnelley Corporation’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.3
Pledge Agreement, dated as of June 6, 2008, among Dex Media, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to R.H. Donnelley Corporation’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 under Section 906 of the Sarbanes-Oxley Act David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA WEST LLC
Date: August 1, 2008	By:	/s/ Steven M. Blondy

Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2008	By:	/s/ R. Barry Sauder

R. Barry Sauder
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Number	Document

10.1
Credit Agreement, dated June 6, 2008, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 to R.H. Donnelley Corporation’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.2
Guarantee and Collateral Agreement, dated as of June 6, 2008, among Dex Media West LLC, Dex Media West, Inc., the subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to R.H. Donnelley Corporation’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.3
Pledge Agreement, dated as of June 6, 2008, among Dex Media, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to R.H. Donnelley Corporation’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 under Section 906 of the Sarbanes-Oxley Act David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media West LLC.

*	Filed herewith.