Form 10-K
period 2008-12-31
DEX MEDIA WEST LLC
filed 2009-03-31
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 1, 2009, R.H. Donnelley Corporation indirectly owned all of the registrant’s owner’s equity.
THE REGISTRANT IS AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

*	The Registrant is a voluntary filer and, as such, is not required to file reports by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”); however, the Registrant has voluntarily filed all Exchange Act reports for the preceding 12 months.
DOCUMENTS INCORPORATED BY REFERENCE
None

*	Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

**	Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

***	Pursuant to General Instruction I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a Management’s Narrative Analysis of Results of Operations.

PART I
ITEM 1. BUSINESS.
General
Dex Media West LLC is an indirect wholly-owned subsidiary of Dex Media, Inc. which is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “Parent”). Except where otherwise indicated, the terms “Company,” “Dex Media West,” “we,” “us” and “our” refer to Dex Media West LLC and its direct wholly-owned subsidiary. Our Parent’s executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our Parent’s telephone number is (919) 297-1600. Our Parent’s Internet website address is www.rhd.com. For more information on the products and services that we offer, please visit our website at www.dexknows.com®. We make available free of charge on our Parent’s website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov. However, the information found on our Parent’s website and the SEC website is not part of this annual report.
Dex Media, Inc. (“Dex Media” or “Owner”), our indirect parent, was formed December 31, 2005, as Forward Acquisition Corporation (“FAC”), a wholly-owned acquisition subsidiary of RHD, in anticipation of the RHD Merger (defined below). Upon consummation of the RHD Merger, on January 31, 2006, the company formerly known as Dex Media, Inc., a Delaware corporation, merged with and into FAC, with Dex Media as the surviving entity, and changed its name to Dex Media, Inc.
Corporate Overview
We are a leader in local search within the Dex West States (defined below). During 2008, we generated revenues of approximately $912.9 million by fulfilling two critical roles that address the needs of the growing local search marketplace:
•	We provide simple, cost effective marketing solutions to our advertisers that generate a large volume of ready-to-buy consumers for their local businesses.

•	We provide local search solutions to consumers that are easy to use and deliver highly relevant search results through a variety of print and online media platforms.
Our Triple Play™ local search solutions (“Triple Play”) deliver an audience of ready-to-buy consumers to businesses and position our advertisers’ messages to be found wherever, whenever and however a consumer chooses to search. Triple Play is comprised of our Dex-branded solutions, which include Dex yellow pages print directories, our proprietary dexknows.com online search site, and the Dex Search Network™, which includes strategic partnerships with some of the best known online media companies, such as Google® and Yahoo! ®, to promote businesses on the rest of the Internet. We also co-brand our print local search solutions with Qwest, a recognizable brand in the industry, in order to further differentiate our local search solutions from those of our competitors.
We believe our ability to effectively compete in our industry is supported and enhanced by our local marketing consultants, who serve as trusted advisors for marketing support and service in the local markets we serve. Our local marketing consultants work closely with advertisers to first discover their needs and goals, assess their unique situations, and then recommend customized, cost-effective, directional local search solutions to help their businesses grow. Additional factors that support our ability to effectively compete in our industry include:
•	Brand: Our Dex brand provides differentiation and an ability to leverage the capabilities of our print products into other media, such as online and mobile;

•	Advertisers: Strong, long-term relationships with our advertisers;

•	Products: Our Triple Play local search solutions target consumers who are closer to making purchase decisions;

•	Channel: We manage a large, established local sales organization; and

•	Content: Our proprietary database contains up-to-date information for more than 200,000 national and local businesses in 7 states and an infrastructure to service these national and local advertisers.

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
Significant Financing Developments
We have a substantial amount of debt and significant debt service obligations due in large part to the financings associated with the RHD Merger and other prior acquisitions. As of December 31, 2008, we had total outstanding debt of $2.3 billion (including fair value adjustments of $63.1 million required by generally accepted accounting principles (“GAAP”) as a result of the RHD Merger) and had $90.0 million available under the revolving portion of our credit facility. On February 13, 2009, we borrowed the unused revolving portion under our credit facility totaling $90.0 million. The Company made the borrowing under the revolving credit facility to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of our 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance our 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses.
As a result of the refinancing of our former credit facility on June 6, 2008, the existing interest rate swaps associated with our former credit facility having a notional amount of $650.0 million at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense also includes a reduction of $7.0 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.
See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 4, “Long-Term Debt, Credit Facility and Notes,” for additional information.
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
Segment Reporting
Management reviews and analyzes its business of providing local search solutions as one operating segment. See Item 8, “Financial Statements and Supplementary Data” — Note 11, “Business Segments,” for additional information.
Business Overview
Our Triple Play products and services provide local search solutions to consumers through a variety of print and online media platforms and offer simple, cost effective marketing solutions to our advertisers that generate a large volume of ready-to-buy consumers for their local businesses.
Our Dex yellow pages print directories and online search site, dexknows.com., offer a strong return for advertisers by providing comprehensive local information to consumers, enabling them to efficiently search for and find products and services offered by local businesses. According to market research firms comScore and KN/SRI, print directories and Internet yellow pages generated 13.4 billion and 3.8 billion references, respectively, in the United States during 2007. These references result in a high conversion of advertising impressions to actual transactions for our advertisers. According to CRM Associates, print yellow pages and Internet yellow pages generate a median sales return on investment of approximately $58 and $46, respectively, for every dollar invested by an advertiser. These returns are significantly higher than those for other forms of local media, such as magazines, newspapers, radio and television. Unlike many other forms of local media that focus on creative advertising, one of the primary drivers of higher relative return on investment for our advertisers is our focus on directional advertising. We target consumers that are closer to making a purchase decision and thus are able to offer advertisers a more effective return on investment. Our advertising customers enjoy this demonstrated value as they receive a large volume of ready-to-buy consumers. Consumers value our advertising products and services as they can access comprehensive, up-to-date information for what they want to buy.
The directional advertising we provide with our branded local search solutions is complemented by our strategic partnerships with some of the best known media companies, such as Google and Yahoo!, to promote businesses on the rest of the Internet via the Dex Search Network.
Products and Services
In the Dex West States, we offer the following local search solutions and other services to our advertisers in order to provide a one stop shop for marketing their business:
Marketing consultation
•	Assessment of marketing programs and advertisements;

•	Professional advertising design and copywriting; and

•	Recommendations for advertising placement.
Research and data
•	Industry-specific research and information;

•	Market-specific research and information; and

•	In-depth understanding of how consumers search for businesses and what influences them to buy from one versus another.

Distribution of advertiser business information where consumers search
•	Dex yellow pages;

•	Dex white pages;

•	dexknows.com;

•	Dex Search Network, which includes strategic partnerships with some of the best known online media companies, such as Google and Yahoo!;

•	1-800-CALLDEX; and

•	B2B Services of Business.com and Work.com.
Triple Play Overview
Our Triple Play products and services offer a mix of integrated print and online products that help businesses take full advantage of local search functionality. Our online product suite includes dexknows.com, a local online search website, and the Dex Search Network, which helps businesses promote themselves on other widely used search sites. These geographically-relevant and geographically-targeted options provide an integrated and easy-to-use solution that helps drive more highly relevant leads to our customers. Our Dex print products, which include yellow pages, white pages and Dex Plus directories, are handy and efficient sources of information for consumers. These print solutions feature a comprehensive list of businesses in our local markets, conveniently organized categorically, alphabetically, or functionally based on the advertising purchased.
Our local and national advertisers connect with consumers and businesses through our Dex-branded advertising platforms. Our online, voice, and mobile-friendly products allow users to select the geography of their search from national, regional, metro, and community areas. Our print products have a variety of coverage areas, scoped and designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. Combined, this integrated product mix allows buyers to effectively select sellers in their relevant shopping area in whatever manner and timeframe is most convenient to them.
Print Products and Services
We publish both a white pages section and a yellow pages section in our print directory products. Whenever practicable, we combine the two sections into a single directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at about the same time. We are committed to environmental stewardship and offer a variety of recycling programs in many of the markets we serve. Consumers also have the ability to choose the print directories that they receive via the Select Your Dex™ program.
Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific advertiser needs and financial resources. The yellow pages and white pages print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.
We have three primary types of printed directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory with replicated advertising from the core directory. Our print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products. Additionally, we offer Hispanic yellow pages in select markets, either on a standalone basis or as a separate section in the core or community directory.
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
Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of the advertisement purchased and the market. Display advertisements are placed usually at the front of a classification (ahead of listings), and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and high-impact.
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
Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. In certain cases, the relevant LEC can sell various forms of enhanced white pages listings into our directories.
Specialty/Awareness Products
In addition to these primary products, we offer “awareness products” that allow businesses to advertise in a variety of high-visibility locations on or inside a directory. Each directory has a limited inventory of awareness products, which provide additional value to advertisers, and are priced at a premium to in-column and display advertisements. Awareness products include placement of our customers’ advertisements on the inside and outside of the front and back cover, on tabs within the directory, on the edges of the directory, on card stock inserted in the directory and delivery bags.
Online Products and Services
dexknows.com
Our listing and advertisers’ content is also placed on the dexknows.com platform through basic text listings and searchable business profiles and through sales of several Internet products, including dexknows Enhanced Packs and dexknows Starter Packs. In many cases, print advertisers’ content is largely replicated to dexknows.com, which provides consumers a content rich online search experience.
We purchase information from other national databases to enhance in-region listings and supply out-of-region listings (although these out-of-region listings are not as comprehensive as our in-region information). dexknows.com includes approximately 11.5 million business listings and more than 190 million residential listings from across the United States. dexknows.com was the number one proprietary local search site based on local searches conducted within the Qwest 14-state region for the past 5 years, as measured by comScore, a market research firm.

Consumers can access information on dexknows.com from their computer or mobile phone. dexknows.com allows the user to search based on a category, business name or set of keyword terms within a geographic region. In addition, dexknows.com provides users with the ability to refine their searches using a navigable, flexible digital category structure that includes such things as specific product and brand names, hours of operation, payment options and locations. Our voice and mobile-friendly products also allow users to select the geography of their search from national, regional, metro and community areas.
In February 2009, we launched a new dexknows.com site and content management platform which delivers dexknows advertisers messages to consumers through highly relevant local search results. The site is built on a contemporary architecture using Business.com technology that balances focus on consumer usability and advertiser utility. In addition, a newly developed content management tool empowers advertisers to directly manage their dexknows.com advertising content. The new dexknows site includes new features such as search results for metro, city and neighborhood, unique treatment for service-based businesses, a digital profile with ability to upload videos and a street view interactive map feature.
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
One such distribution agreement is with Yahoo!. Qwest region advertisers benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:
•	Yahoo! Local Featured Listings—sponsored listings with guaranteed placement on the first or second results pages for broader exposure in a specific geography or category.

•	Yahoo! Local Enhanced Listings—sponsored listings that offer the ability to add a detailed description of their business, photos, a tagline and coupons to create greater online visibility for businesses and enhance their appearance within organic results.

•	Yahoo! Maps Business Listings—sponsored listings within the context of a map-based view.

•	Yahoo! Yellow Pages — dexknows.com advertisers are given a presence in the search results for Yahoo! Yellow Pages search.
Dex Search Network
The Dex Search Network is focused exclusively on the delivery of local advertisements across multiple local search directories and major search engines such as Google and Yahoo!. Products and services offered by the Dex Search Network provide new, innovative solutions to enhance our local Internet marketing capabilities.
The Dex Search Network provides a comprehensive approach to serving the Internet marketing needs of small and medium-sized entities (“SMEs”) through four major product and service elements:
•	Storefront Profile—constructs a simple but content rich presence on the web for the advertiser that is designed to rank well within the organic portion of search engine results pages.

•	Distribution—provides the advertiser’s information and business information to multiple local search platforms including Yahoo! Local, Google Local and Local.com.

•	Paid Search—develops, deploys and manages effective search marketing campaigns across major search platforms, such as Google and Yahoo!, on behalf of the advertiser.

•	Reporting—provides transparent, real-time results, such as click and call activity that occurs on the advertiser’s website or Storefront Profile.

Business.com
As a result of RHD’s acquisition of Business.com, RHD added to its existing interactive portfolio a growing and profitable business-to-business company, with online properties that include Business.com, Work.com and the Business.com Advertising Network. The Business.com Advertising Network serves advertising on non-proprietary websites such as Forbes.com and AllBusiness.com, and shares advertiser revenue with third-party sites for qualified clicks each time a visitor clicks on our advertisers’ listings. This network provides a way for media buyers of various types to coordinate advertising campaigns across various sites in an efficient manner. The Business.com and Work.com properties attract an audience of highly qualified and motivated business decision makers. Business.com increases the revenues from these properties through the use of its performance based advertising (“PBA”) platform.
Through Business.com, RHD uses a PBA model, whereby advertisers effectively bid on a cost-per-click basis against other advertisers for priority placement within search results. The Business.com PBA platform enables this by providing for flexible advertising provisioning and bid management capabilities.
Business Cycle Overview
Our sales, marketing, operations and production teams work together to foster the efficiency and effectiveness of our end-to-end process from advertising purchase to product distribution or service fulfillment and billing. We work with vendor partners to publish and distribute our proprietary print and online products, including dexknows.com and Dex yellow pages print directories, while facilitating the fulfillment of Dex Search Network purchases on the sites of our online distribution partners.
Our print directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our online products and services usually have a 12-month billing cycle, although our new dexknows.com platform provides an opportunity for advertisers to update their advertising content online at any time before the next sales cycle.
Sales
Dex Media’s local marketing consultant team is comprised of approximately 900 members.
We assign our customers among premise local marketing consultants and telephone local marketing consultants based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our local marketing consultants in an effective manner. Our local marketing consultants are assigned to local service areas. Management believes that our local marketing consultants facilitate the establishment of personal, long-term relationships with local print and online advertisers that are necessary to maintain a high rate of customer renewal.
Our local sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.
Premise local marketing consultants — conduct sales meetings face to face at customers’ business locations and typically handle higher dollar and more complex accounts.
Telephone local marketing consultants — handle lower dollar value accounts and conduct sales over the phone.
Locally centralized sales — includes multiple types of sales efforts, including centralized local marketing consultants, prospector local marketing consultants and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on initiatives to recover former customers.

Management believes that formal training is important to maintaining a highly productive sales force. Our local marketing consultants are formally trained on relationship selling skills. This process is a highly customer-centric consultative selling model that emphasizes diagnosis of needs before developing customized solutions. We believe this process increases effectiveness for retaining and growing existing customers along with the ability to acquire new customers and successfully sell multiple products. New marketing consultants receive extensive initial training including relationship selling skills, product portfolio, customer care and administration, standards and ethics. All sales managers have been trained also on new active management processes to provide daily management and coaching to the local marketing consultants on relationship selling skills, maximizing productivity, and managing leading indicators of the business. This relationship sales process, combined with the daily management activities, provides advertisers a level of high-quality service centered on their individual needs.
In addition to our locally based marketing consultants, we utilize a separate sales channel to serve our national advertisers. In 2008, national advertisers accounted for about 15% of our revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays the publisher after deducting its commission. We accept orders from approximately 180 CMRs and employs approximately 30 associates to manage its selling efforts to national customers and its CMR relationships.
Marketing
Our marketing team works to enhance the quality, value and usability of our products for both consumers and advertisers. We believe that the most important thing we can do to promote the Dex brand is to continue to develop and produce products that are easy and effective for consumers to use, with advertising products that consistently produce a strong return on investment for our advertisers. Our marketing team supports all of our advertising platforms in an integrated fashion.
Our marketing process includes the functions of market management, product development and management, market research and analysis, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. Dex Media actively promotes its value through advertising campaigns that are targeted to both advertisers and consumers. Our advertising is managed by specific market and includes television, radio, internet, newspaper and outdoor advertising placements.
Publishing and Information Services
Pre-press publishing activities include sales canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® (“Amdocs”) publishing system, which is considered to be the standard in our industry.
Printing and Distribution
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quebecor, Inc. (“Quebecor”). Although RHD and R.R. Donnelley share a common heritage, there is presently no common ownership or other business affiliation between them. In general, R.R. Donnelley prints our larger, higher-circulation directories, whereas Quebecor prints our directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quebecor for the printing of all of our directories extend through 2014 and 2015, respectively.

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
Printing, paper and distribution costs represented approximately 9% of our net revenue for the year ended December 31, 2008.
Online Production and Distribution
Online products are provisioned on RHD’s proprietary Internet directory sites, dexknows.com, Business.com and Work.com, as well as distributed to third party Internet search engines and directories such as Google, Yahoo, YellowPages.com and RHD’s B2B pay-per-click advertising network comprised of over one hundred partners including Forbes, Financial Times and Hoovers. Delivery to end users is determined based on factors such as demographics, cost, quality, geography and marketing intent.
The provisioning of online directories and search engine marketing products is facilitated through a combination of internal technology as well as several outsourcing relationships. In 2008, the production of RHD’s consumer-oriented Internet advertising site, dexknows.com, was facilitated through various technology outsourcing relationships while RHD’s business-to-business sites, Business.com and Work.com, and the fulfillment of search engine marketing products, utilize our proprietary technology. In early 2009, RHD completed the migration of all of its principal consumer Internet directories onto internally-developed technology platforms and substantially all outsourcing contracts were terminated.
Digital product fulfillment and distribution costs represented approximately 3% of our net revenue for the year ended December 31, 2008.
Credit, Collections and Bad Debt Expense
Since most of our products and services have 12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.
Local advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations. Typically, the Company does not renew contracts with customers who have accounts receivable balances with us in arrears.
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
During 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 6% of our net revenue for the year ended December 31, 2008, as compared to approximately 3% for the year ended December 31, 2007. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.

Competition
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including television, newspaper, radio, direct mail, search engines, local search sites, advertising networks, and emerging technologies. Looking ahead, new content delivery technologies continue to evolve in the media environment. We regularly monitor developing trends and technologies to assess opportunities for enhancing our own capabilities through new product development, partnerships or acquisitions, and identify competitive threats where a specific response may be warranted.
In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook. In some markets, we compete with other incumbent publishers such as Idearc. We compete with these publishers based on cost, quality, features, usage leadership and distribution.
Most major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Due to the recent economic environment and trends in our industry and an increase in competition and more fragmentation in the local business search space, we have experienced a significant decline in advertising sales during 2008 and we currently expect this trend to continue throughout 2009. We believe these same trends are also impacting our competitors.
Online competition has intensified as technologies have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, MSN and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com provided by Idearc. These companies operate on a national scale, competing for consumer and business users across our entire region and actively soliciting advertisers in many of our markets. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our integrated Triple Play product and service offerings, as well as our enhanced distribution arrangements, have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently or come to constitute a significant component of the aggregate distribution of their advertising message that we offer to certain of our advertisers. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our advertisers and thereby may result in lower rates of renewal of our contractual relationships with our advertisers. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our advertisers and those competitors, which could facilitate those competitors entering into direct relationships with our advertisers without our involvement. Material loss of advertisers would have a material adverse effect on our business, financial condition and results of operations.
Raw Materials
Our principal raw material is paper and we use only recycled material. It is one of our largest cost items, representing approximately 4% of our net revenue for the year ended December 31, 2008. Paper used is supplied by two paper companies: Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper (USA) Inc. (“Catalyst”). Our agreements with Nippon and Catalyst expire on December 31, 2009. Furthermore, we purchase paper used for the covers of our directories from Tembec Paper Group, which we refer to as Temboard. Under our agreement with Temboard, they are obligated to provide 100% of our annual cover stock and tip-on stock at pre-negotiated prices for each basis weight. This agreement expires on December 31, 2009.

Agreements Between Us, Dex Media East and/or Dex Media and Qwest
In connection with the Dex East Acquisition and Dex West Acquisition, we, Dex Media East and Dex Media entered into a number of contractual agreements with Qwest. Certain of these agreements are summarized below.
•	Publishing Agreement. Pursuant to a publishing agreement, Qwest granted us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest provides local telephone service. This agreement granted us the right to identify ourselves (including on our websites) as Qwest’s exclusive official directory publisher for its legally required directories, as well as certain other directories in Qwest’s service areas in the Dex States. This agreement will remain in effect for 50 years from November 8, 2002 and will automatically renew for additional one year terms unless either Qwest or we provide 12 months’ notice of termination.

•	Non-Competition and Non-Solicitation Agreement. Under a non-competition and non-solicitation agreement, Qwest agreed, for a period of 40 years after November 8, 2002, not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service directed primarily at customers in those geographic areas. The non-solicitation provisions contained in this agreement have expired.

•	Billing and Collection Services Agreement. Pursuant to a billing and collection services agreement (which was renewed effective November 1, 2004), Qwest will continue until 2010 to bill and collect, on our behalf, amounts owed with respect to our directory services by our accounts that are also Qwest local telephone customers. In 2008, Qwest billed approximately 7% of our local revenue on our behalf, and we billed the remaining 93% directly. Qwest bills the account on the same billing statement on which it bills the customer for local telephone service. We have developed and continue to maintain the ability to transition from the Qwest billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

•	Advertising Agreement. Pursuant to an advertising agreement, Qwest agreed to purchase an aggregate of $20 million of advertising per year through 2017 from Dex Media East and/or Dex Media West. In the event that Qwest purchases more than $20 million of advertising from Dex Media East and/or Dex Media West in any one year, up to $5 million of the excess will be carried over to the subsequent year’s minimum advertising purchase requirement. The pricing will be on terms at least as favorable as those offered to similar large customers.

•	Master Telecommunications Commitment Agreement. Under a master telecommunications commitment agreement, Dex Media must purchase from Qwest and its affiliates, on an exclusive basis, those telecommunications services and products that we use from time to time. Dex Media’s obligation to purchase such telecommunications services from Qwest is subject to Qwest’s ability to offer pricing and service terms that are not, in the aggregate, materially less favorable than the terms generally available in the market to Dex Media from other telecommunications services providers that are nationally or regionally recognized as being highly reputable. Furthermore, Qwest is required to offer the telecommunications services to Dex Media on terms and conditions that are no less favorable than the terms and conditions that Qwest provides similar services, at similar volumes and for similar time periods, to other customers in the applicable service area. The term of the master telecommunications commitment agreement extends until November 8, 2017.
Additional agreements with Qwest related to intellectual property are described below in “Intellectual Property.”
Intellectual Property
We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Dex,” “dexknows.com” and “Dex Search Marketing” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

RHD recently filed a U.S. Utility Patent Application (Serial No. 12/249,780) for: A System and Method for Data Warehousing and Analytics on a Distributed File System. This technology enables users to query and analyze large-scale log files, critical to understanding and improving site experience, without the cost and complexity of maintaining large relational database management system clusters. This technology, offered under the name Cloudbase™, was released as a free open-source application on October 24, 2008. RHD recently launched the Dex Search Network, a new distribution platform that delivers the local web to SMEs in a predictable and budgeted manner.
We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) telephone customers in the Dex West States and in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions). We also have the exclusive right to use certain Qwest branding on directories in these markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.
RHD’s acquisition of Business.com provided us with a business-to-business online property supplemented with the Work.com expert- and user-generated content site. We have begun integration of certain elements of Business.com’s technology with dexknows.com to:
•	improve the consumer experience on dexknows.com;

•	implement PBA on dexknows.com; and

•	implement an advertising network for dexknows.com.
RHD currently anticipates that leveraging Business.com’s existing technology platform has allowed us to accelerate our time to market for these three areas by 12 to 15 months.
Under license agreements for subscriber listings and directory delivery lists, Qwest has granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories. We may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and use it ourselves in direct marketing activities undertaken on behalf of third parties. The term of these license agreements is generally consistent with the term of the respective publishing agreements described above.
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
Employees
As of March 1, 2009, Dex Media has approximately 1,800 employees of which approximately 1,200 of Dex Media’s employees are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Dex States. We consider relations with our employees to be good. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 800 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and Dex Media’s collective bargaining agreement with the CWA expires in October 2009. The Company intends to engage in good faith bargaining and, as such, the results of those negotiations cannot yet be determined. We consider Dex Media’s relationship with both unions to be good. Dex Media Service LLC (“Service Co.”), a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, employs all of our non-senior management employees and makes them available to Dex Media East and Dex Media West. Service Co. was formed as a bankruptcy-remote entity pursuant to the terms of Dex Media West’s credit facilities and Dex Media East’s credit facilities in order to mitigate the risk of not having available to Dex Media West or Dex Media East the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy.

ITEM 1A. RISK FACTORS
Forward-Looking Information
Certain statements contained in this annual report on Form 10-K regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. In evaluating forward-looking statements included in this annual report, you should specifically consider various factors, including the risks and uncertainties discussed below. These factors may cause our actual results to differ materially from those expressed in, or implied by, our forward-looking statements. All forward-looking statements attributable to us or a person speaking on our behalf are expressly qualified in their entirety by this cautionary statement. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.
Risks, trends, uncertainties and contingencies that could negatively impact our future operating results, performance, business plans or prospects include:
Risks Related to our Financial Condition and Capital Structure
1) Our ability to meet substantial debt service obligations
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2008, we had total outstanding debt of $2.3 billion (including fair value adjustments of $63.1 million required by GAAP as a result of the RHD Merger) and had $90.0 million available under the revolving portion of our credit facility. On February 13, 2009, we borrowed the unused revolving portions under our credit facility totaling $90.0 million. The Company made the borrowing under the revolving credit facility to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:
•	our ability to obtain additional financing on satisfactory terms or at all to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, debt repurchases, dividends and other general corporate requirements is limited;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow is needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our notes and the notes of our subsidiaries; and

•	we could be subject to increased market and industry speculation as to our financial condition and the effect of our debt level and debt service obligations on our operations, which speculation could be disruptive to our relationships with customers, suppliers, employees, creditors and other third parties.

Item 8, “Financial Statements and Supplementary Data” — Note 1, “Business and Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that RHD’s common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our goodwill impairment charges of $1.4 billion and intangible asset impairment charges of $326.0 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through March 2010. Our ability to satisfy our debt repayment obligations will depend in large part on our success in:
•	refinancing certain of these obligations through other issuances of debt or equity securities;

•	amending or restructuring some of the terms, maturities and principal amounts of these obligations; or

•	effecting other transactions or agreements with holders of such obligations.
Given the ongoing global credit and liquidity crisis, we cannot provide assurance that we will be able to initiate any of these actions, that these actions will be successful and permit us to meet our scheduled debt service obligations or that these actions will be permitted under the terms of our existing or future debt agreements. Should we be unsuccessful in these efforts, we would potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.
2) Restrictive covenants under our debt agreements
The indentures governing our existing notes and the agreements governing our credit facility contain usual and customary representations and warranties as well as affirmative and negative covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, among other things, restrict our ability to:
•	incur additional debt;

•	pay dividends on our subsidiary’s equity interests, repurchase its equity interests or make other payments to Dex Media, which could adversely affect the ability of Dex Media West to satisfy its debt obligations under its notes;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	create liens;

•	sell certain assets or merge with or into other companies; and

•	designate subsidiaries as unrestricted subsidiaries.

Our credit facility and the indentures governing our notes also contain financial covenants relating to, among other items, maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage, as defined therein. Under the credit facility, these covenants are generally maintenance tests, meaning that they are measured each quarter, with failure to meet the test constituting an event of default under the credit agreement. Our ability to maintain compliance with these financial covenants during 2009 is dependent on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on earnings, investments and liabilities.
Based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the fourth quarter of 2009 and first quarter of 2010, respectively. As noted below the covenant default at Dex Media West could cause a cross default at Dex Media as of the fourth quarter of 2009.
Substantially all of the assets of Dex Media West and its subsidiary, including their equity interests, are pledged to secure the obligations under the credit facility. The failure to comply with the financial covenants contained in the credit facility would result in one or more events of default, which, if not cured or waived, could require the applicable borrower to repay the borrowings thereunder before their scheduled due dates. If we are unable to make such repayments or otherwise refinance these borrowings, the lenders under the credit facility could pursue the various default remedies set forth in the credit facility agreement, including executing on the collateral securing the credit facility. In addition, events of default under the credit facility may trigger events of default under the indentures governing our notes.
An event of default at Dex Media West would create a default at Dex Media. Furthermore, certain actions by Dex Media would create a default at Dex Media West under the credit agreement. An event of default at RHD would not create an event of default at Dex Media or Dex Media West.
3) Ongoing global credit and liquidity crisis and general economic factors.
As a result of the ongoing credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. From an operational perspective, we have been experiencing lower advertising sales from reduced consumer confidence and reduced advertising spending in our markets, as well as increased bad debt expense. From a financing perspective, we rely on a number of financial institutions and the credit and financial markets to meet our financial commitments and short-term liquidity needs if internal funds are not available, and to execute transactions. Continuing instability or disruptions of these markets could prohibit or make it more difficult for us to access new capital, significantly increase the cost of capital or limit our ability to refinance existing indebtedness on satisfactory terms or at all.
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
Further, due to the global economic instability, our pension plan’s investment portfolio has incurred significant volatility and a decline in fair market value during 2008. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time.

4) Variable rate indebtedness subjects us to interest rate risk
At December 31, 2008, $1.1 billion, or approximately 48%, of our outstanding indebtedness bore interest at variable rates. An increase in interest rates could cause our debt service obligations to increase significantly. The Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. As a result of the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with this debt arrangement having a notional amount of $650.0 million at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense also includes a reduction of $7.0 million million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008. Although we may enter into additional interest rate swaps involving the exchange of floating rate for fixed rate interest payments in order to reduce interest rate volatility, we cannot provide assurances that we will be able to do so, that such swaps will be effective or that interest expense will not include non-cash charges related to ineffectiveness.
5) RHD’s recent suspension of trading on the New York Stock Exchange may result in adverse consequences
On December 31, 2008, the NYSE notified RHD that trading in its common stock would be suspended because RHD did not maintain a market capitalization of at least $25 million over a consecutive 30-trading day period as required by the NYSE’s continued listing standards. As a result of the suspension of the NYSE listing, RHD’s common stock began trading over-the-counter on the Pink Sheets beginning on January 2, 2009.
This action reduced the liquidity and market price of RHD’s common stock. It has also reduced the number of investors willing to hold or acquire RHD’s common stock as well as the volume of RHD’s common stock held by certain investors.
Risks Related to Our Business
1) Competition
The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including television, newspaper, radio, direct mail, search engines, local search sites, advertising networks, and emerging technologies. Looking ahead, new content delivery technologies continue to evolve the media environment. We regularly monitor developing trends and technologies to assess opportunities for enhancing our own capabilities through new product development, partnerships or acquisitions, and identify competitive threats where a specific response may be warranted.
In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook, and in some markets, we compete with other incumbent publishers such as Idearc. We compete with these publishers based on cost per reference, quality, features, usage leadership and distribution.
Most major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Our competitors’ approaches to pricing and discounting may affect our pricing strategies and our future revenues. Due to the recent economic environment and trends on our industry, we have experienced a significant decline in advertising sales during 2008 and we currently expect this trend to continue throughout 2009.
Some of the incumbent publishers with which we compete are larger than we are and have greater financial resources than we have. Though we have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively with these publishers in these areas for advertising sales.

In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest. As a result, it is possible that Qwest or its successors will not remain the primary local telephone service provider in their local service areas. If Qwest or its successors were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the LEC brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not be able to realize some of the existing benefits under our commercial arrangements with Qwest.
Online competition has intensified as technologies have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, MSN and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com provided by Idearc. These companies operate on a national scale, compete for consumer and business users across our entire region and actively solicit advertisers in many of our markets. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our integrated Triple Play product and service offerings, as well as our enhanced distribution arrangements, have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently or come to constitute a significant component of the aggregate distribution of their advertising message that we offer to certain of our advertisers. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our advertisers and thereby may result in lower rates of renewal of our contractual relationships with our advertisers. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our advertisers and those competitors, which could facilitate those competitors entering into direct relationships with our advertisers without our involvement. Material loss of advertisers would have a material adverse effect on our business, financial condition and results of operations.
2) The termination or modification of one or more material Internet search engine, local search or portal agreements
Our ability to provide Internet marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet marketing solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, Internet marketing services are provided by many other competitors within the markets we serve and our advertisers could choose to work with other, sometimes larger providers of these services, or with search engines directly.
3) Usage of proprietary and partner search solutions
Overall references to print yellow pages directories in the United States have gradually declined from 15.1 billion in 2003 to 13.4 billion in 2007 according to KN/SRI. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. During 2008, references to print yellow pages directories in the United States continued to decline, which in addition to the factors noted above, was also attributable to the overall downturn in the United States economy and the resulting negative impact it has had on advertiser spending. We believe that over the next several years, references to print yellow pages directories will continue to decline as users increasingly turn to digital and interactive media delivery devices for local commercial search information. Recently, the usage of Internet-based directory products has increased rapidly. These trends have, in part, resulted in organic advertising sales declining in recent years, and we expect these trends to continue in 2009.

Any decline in usage could:
•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not presently purchase advertising in our yellow pages directories from doing so in the future.
Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories and distribution partnerships, we cannot assure you that such usage will result in additional revenue or profits. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.
The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services, to negotiate satisfactory strategic arrangements with these national search companies and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory and local search services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.
4) Recognition of impairment charges for our intangible assets or goodwill
At December 31, 2008 and subsequent to impairment charges associated with our intangible assets in the fourth quarter of 2008 noted below, the net carrying value of our intangible assets totaled approximately $4.4 billion. As a result of the impairment charges during the first and second quarter of 2008 noted below, we had no recorded goodwill at December 31, 2008. Our intangible assets and other long-lived assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We review the carrying value of our intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of RHD’s common stock or the fair market value of RHD’s, Dex Media’s and our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets.
As a result of the decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that directly affected our business, RHD performed impairment tests as of March 31, 2008 and June 30, 2008 of its goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. RHD used certain estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, RHD recorded non-cash charges of $2.5 billion and $660.2 million associated with goodwill impairment in the first and second quarters of 2008, respectively, for a total impairment charge of $3.1 billion during the year ended December 31, 2008. The Company’s share of the impairment charges, based on a discounted cash flow analysis was $1.1 billion and $262.5 million in the first and second quarters of 2008, respectively, for a total impairment charge of $1.4 billion during the year ended December 31, 2008. No goodwill impairment losses were recorded in 2007.

Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities and the recent suspension of trading of RHD’s common stock on the NYSE, RHD performed impairment tests of its definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, we recognized a non-cash charge of $326.0 million during the fourth quarter of 2008, comprised of $251.0 million associated with the local customer relationships and $75.0 million associated with the national customer relationships acquired in the RHD Merger.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the year ended December 31, 2007.
These charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Intangible Assets and Goodwill” for additional information regarding our intangible assets and goodwill and the impairment charges recorded during the year ended December 31, 2008.
As a result of the impairment tests of RHD’s definite-lived intangible assets and other long-lived assets as of December 31, 2008, RHD has reduced the remaining useful lives of certain of its intangible assets, the impact of which will be recognized on a prospective basis. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Depreciation and Amortization Expense” for additional information regarding the reduction of useful lives of certain of RHD’s intangible assets.
If industry and economic conditions in RHD’s markets continue to deteriorate and if the trading value of Dex Media’s and our debt and RHD’s debt and equity securities decline further, RHD will be required to once again assess the recoverability and useful lives of its long-lived assets and other intangible assets, which could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense. Any additional impairment charge related to our intangible assets or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.
5) Information technology modernization effort and related IT matters
During 2008, we completed the process of upgrading and modernizing our legacy Amdocs process management infrastructure to an integrated Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, such effort is complicated and dependent upon certain integration and implementation activities. During the post implementation effort, we may experience a disruption to our business, or experience customer claims at a rate higher than historical levels which, in turn, could have a material adverse effect on our business, results of operations or financial condition.
In addition, we may incur additional capital expenditures in connection with the post implementation effort, which could be relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.
Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our collection, processing or storage of data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations. Our computer and communications systems are vulnerable to damage or interruption from a variety of sources and our disaster recovery systems may be deemed ineffective. Despite precautions taken by us, a natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.
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

Accordingly, we cannot assure you that Qwest will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest and our respective rights and the respective ability to provide the services under those agreements, could be materially adversely impacted.
For example:
•	Qwest, or a trustee acting on their behalf, could seek to reject our agreements with them as “executory’’ contracts under U.S. bankruptcy law, thus allowing them to avoid their obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on us.

•	Qwest, or a trustee acting on their behalf, could seek to sell certain of their assets, including the assets relating to their local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our rights under the respective publishing agreements, trademark license agreements and non-competition agreements with Qwest.

•	We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements ten times per month for each state in the Dex States summarizing the amounts due to Dex Media East and Dex Media West and purchases Dex Media East’s and Dex Media West’s accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us.
If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable, in which case we would have only an unsecured claim for damages against Qwest for the breach of contract resulting from the rejection. If the applicable publishing agreement were rejected, we would, among other things, no longer be entitled to be the exclusive official publisher of telephone directories in the affected markets. We could lose our right to use the applicable telephone company’s name and logo or the value to us of using their name and logo could decline. We could also lose our right to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in our local markets. If the applicable non-competition agreement were rejected and specific enforcement were not available, Qwest would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the affected markets. The loss of any rights under any of these arrangements with Qwest may have a material adverse effect on our financial condition or results of operations.
7) The inability to enforce any of our key agreements with Qwest
In connection with the Dex Media West Acquisition, we entered into a non-competition agreement with Qwest. This non-competition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex West States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at customers in those geographic areas.
However, a covenant not to compete is generally only enforceable:
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
Our commercial arrangement with Qwest has an initial term of 50 years, subject to specified automatic renewal and early termination provisions. This commercial arrangement may be terminated by our counterparty prior to the stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the agreement. It is possible that arrangement will not remain in place for the full stated term or that we may be unable to avoid all potential breaches of or defaults under this commercial arrangement. Further, any remedy exercised by Qwest under this arrangement could have a material adverse effect on our financial condition or results of operations.
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
As the local search directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.
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
In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures or could lead to us suffering declines in revenues. For example, “opt out” legislation has been proposed in certain states where we operate that would either (i) allow consumers to opt out of the delivery of print yellow pages or (ii) prevent us from delivery until consumers who preferred delivery of print yellow pages affirmatively elected to receive the print directory. Although to date, this proposed legislation has not been signed into law in any of the states where we operate, we cannot assure you that similar legislation will not be passed in the future. If such legislation were to become effective, it could have a material adverse effect on the usage of our products and, ultimately, our revenues. If different forms of this type of legislation are adopted in multiple jurisdictions, it could also materially increase our operating costs in order to comply. We are adopting voluntary measures to permit consumers to share with us their preferences with respect to the delivery of our various print and digital products. If a large number of consumers advise us that they do not desire delivery of our products, the usage of our products and, ultimately our revenues, could materially decline, which may have an adverse effect on our financial condition and results of operations.

Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our businesses, financial condition and results of operations.
9) Reliance on, and extension of credit to, small and medium-sized businesses
Approximately 85% of our directory advertising revenue is derived from selling advertising to SMEs. In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm SMEs. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to SMEs.
As a result of the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, as well as the overall economy and the continued decline in our operating results, which has negatively impacted SMEs, as well as larger businesses, we have experienced an increase in our bad debt expense. For the years ended December 31, 2008 and 2007, our bad debt expense represented approximately 6% and 3%, respectively, of our net revenue. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.
10) Dependence on third-party providers of printing, distribution, delivery, and IT services
We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of Amdocs contractors for information technology (“IT”) development and support services related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley, as well as with Quebecor. In general, R.R. Donnelley prints our larger, higher-circulation directories, whereas Quebecor prints our directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quebecor for the printing of all of our directories extend through 2014 and 2015, respectively.
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
If we were to lose the services of Amdocs’ contractors, we would be required either to hire sufficient staff to perform these IT development and support services in-house or to find an alternative service provider. In the event we were required to perform any of the services that we currently outsource, it is possible that we would not be able to perform them on a cost-effective basis. There are a limited number of alternative third-party service providers, if any.

11) Fluctuations in the price and availability of paper
Our principal raw material is paper and we use only recycled material. It is one of our largest cost items, representing approximately 4% of our net revenue for the year ended December 31, 2008. Paper used is supplied by two paper companies: Nippon and Catalyst. Our agreements with Nippon and Catalyst expire on December 31, 2009. Furthermore, we purchase paper used for the covers of our directories from Tembec Paper Group, which we refer to as Temboard. Under our agreement with Temboard, they are obligated to provide 100% of our annual cover stock and tip-on stock at pre-negotiated prices for each basis weight. This agreement expires on December 31, 2009. If we are unable to enter into new agreements with our paper, cover stock and tip-on stock suppliers on satisfactory terms or at all, there could be a material adverse effect on our businesses, financial condition and results of operations.
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
Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could have a material adverse effect on our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising in competition with these CMRs. It is possible that our status as a competitor of CMRs could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs from which we accept orders. In light of the overall downturn in the economy, we may be adversely impacted by credit risk with CMRs from which we accept orders and credit risk that CMR’s face with their customers. While historically we have not been adversely impacted by this credit risk, we cannot assure you that this credit risk will not have a significant impact on our financial condition or results of operations in the future.
13) Work stoppages among our workforce
Approximately 1,200 of Dex Media employees are represented by labor unions covered by two collective bargaining agreements with Dex Media. In addition, some of our key suppliers’ employees are represented by unions. Dex Media’s collective bargaining agreement with the IBEW, which covers approximately 400 of Dex Media’s unionized workforce, expires in May 2009, and Dex Media’s collective bargaining agreement with the CWA, which covers approximately 800 of Dex Media’s unionized workforce, expires in October 2009. The Company intends to engage in good faith bargaining and, as such, the results of those negotiations cannot yet be determined. If Dex Media’s unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business. Dex Media cannot assure you that the collective bargaining agreements with IBEW and CWA will be renewed in 2009 on satisfactory terms or at all or that a strike or other work stoppage may not ensue prior to these renegotiations. In addition, proposed federal legislation — the Employee Free Choice Act — would significantly relax existing union organizing laws thereby increasing the risk that a greater portion of our workforce could become unionized in the near future. Although to date this proposed legislation has not been signed into law, we cannot assure you that it will not be passed in some form in the future. If a greater percentage of our workforce becomes unionized, this could have a material adverse effect on our business

14) Turnover among our sales force or key management
The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced local marketing consultants and/or sales managers could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our local marketing consultants and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.
Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial conditions and liquidity, as well as our ability to service our debt could be adversely affected.
15) The loss of important intellectual property rights
Some trademarks such as the “Qwest,’’ “Dex,” “dexknows,” “Triple Play,” “dexknows.com,” “Dex Search Network,” “DexNet” and “Dex Search Marketing” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, with respect to Qwest markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including DexOnline.com and dexknows.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.
16) Legal Proceedings
From time to time, we are parties to litigation and regulatory and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The following table details the location and general character of the material properties used by Dex Media to conduct its business:

	Approximate		Lease
Property Location	Square Footage	Purpose	Expiration
Lone Tree, CO (1)	143,000	Sales and Administration	2019
Englewood, CO (2)	137,000	Sales and Operations	2018
Cary, NC	122,000	Corporate Headquarters	2015
Omaha, NE	103,000	Sales and Operations	2010
Phoenix, AZ	58,000	Sales and Operations	2017
Maple Grove, MN	53,000	Sales and Operations	2017
Bellevue, WA	44,000	Sales and Operations	2018
Beaverton, OR	40,000	Sales and Operations	2016
Murray, UT	25,000	Sales and Operations	2009

(1)	This lease became effective upon the expiration of Dex Media’s existing lease in Englewood, CO in October 2008.

(2)	This lease became effective upon the expiration of Dex Media’s existing lease in Aurora, CO in November 2008.
The Company also leases space for additional operations, administrative and sales offices.
The Company believes that our current facilities are adequate for our current and future operations.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All our limited liability company interests are held by Dex Media West, Inc. All of Dex Media West, Inc.’s outstanding common stock is owned by Dex Media. All of Dex Media’s outstanding common stock is owned by RHD. There is no established trading market for the equity securities of Dex Media West, Dex Media West, Inc. or Dex Media. On December 31, 2008, the New York Stock Exchange (“NYSE”) notified RHD that trading in its common stock would be suspended because RHD did not maintain a market capitalization of at least $25 million over a consecutive 30-trading day period as required by the NYSE’s continued listing standards. As a result of the suspension of the NYSE listing, RHD’s common stock began trading over-the-counter on the Pink Sheets under the symbol “RHDC” beginning on January 2, 2009. Prior to such time, RHD’s common stock traded on the NYSE under the symbol “RHD.”
We paid dividends of $191.7 million and $55.0 million to Dex Media during the years ended December 31, 2008 and 2007, respectively. See Item 8, “Financial Statements and Supplemental Data” — Note 12, “ Related Party Transactions and Allocations,” for additional information.
During the years ended December 31, 2008 and 2007, the Company recorded a non-cash contribution from Dex Media of $2.8 million and $3.0 million, respectively, related to the annual settlement with Dex Media West of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media East and Qwest.
ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Pursuant to General Instruction I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.
This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Dex Media West,” “we,” “us” and “our” refer to Dex Media West LLC. Dex Media, Inc. (“Dex Media” or “Owner”), our indirect parent, was formed December 31, 2005, as Forward Acquisition Corporation (“FAC”), a wholly-owned acquisition subsidiary of RHD, in anticipation of the RHD Merger (defined below). “Predecessor Company” refers to the operations of Dex Media West prior to the consummation of the RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media West subsequent to the consummation of the RHD Merger.
Corporate Overview
We are a leader in local search within the Dex West States (defined below). During 2008, we generated revenues of approximately $912.9 million by fulfilling two critical roles that address the needs of the growing local search marketplace:
•	We provide simple, cost effective marketing solutions to our advertisers that generate a large volume of ready-to-buy consumers for their local businesses.

•	We provide local search solutions to consumers that are easy to use and deliver highly relevant search results through a variety of print and online media platforms.
Our Triple Play™ local search solutions (“Triple Play”) deliver an audience of ready-to-buy consumers to businesses and position our advertisers’ messages to be found wherever, whenever and however a consumer chooses to search. Triple Play is comprised of our Dex-branded solutions, which include Dex yellow pages print directories, our proprietary dexknows.com® online search site, and the Dex Search Network™, which includes strategic partnerships with some of the best known online media companies, such as Google® and Yahoo! ®, to promote businesses on the rest of the Internet. We also co-brand our print local search solutions with Qwest, a recognizable brand in the industry, in order to further differentiate our local search solutions from those of our competitors.
We believe our ability to effectively compete in our industry is supported and enhanced by our local marketing consultants, who serve as trusted advisors for marketing support and service in the local markets we serve. Our local marketing consultants work closely with advertisers to first discover their needs and goals, assess their unique situations, and then recommend customized, cost-effective, directional local search solutions to help their businesses grow. Additional factors that support our ability to effectively compete in our industry include:
•	Brand: Our Dex brand provides differentiation and an ability to leverage the capabilities of our print products into other media, such as online and mobile;

•	Advertisers: Strong, long-term relationships with our advertisers;

•	Products: Our Triple Play local search solutions target consumers who are closer to making purchase decisions;

•	Channel: We manage a large, established local sales organization; and

•	Content: Our proprietary database contains up-to-date information for more than 200,000 national and local businesses in 7 states and an infrastructure to service these national and local advertisers.
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

Recent Trends Related to Our Business
RHD and the Company have been experiencing lower advertising sales primarily as a result of declines in recurring business (both renewal and increases to existing advertisers), mainly driven by weaker economic trends, reduced consumer confidence and more cautious advertiser spending in our markets. Advertising sales have also been impacted by an increase in competition and more fragmentation in the local business search space. In addition, RHD and the Company have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. We expect that these economic challenges will continue in our markets, and, as such, our advertising sales, bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.
In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our advertisers by expanding the number of platforms and media through which we deliver their message to consumers as well as adjusting the pricing to give advertisers more exposure for the same price. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Triple Play offering of print yellow pages, internet yellow pages and online search. In addition, we continue to invest in our future through initiatives such as new sales force automation, an advertiser self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing RHD shareholder value.
RHD has also experienced a significant decline in its stock price throughout 2008. RHD believes the decline in the stock price primarily reflects the investment community’s evolving view of (1) the decreasing reliance by consumers on the goods and services provided by local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook further deteriorates and credit markets are frozen. In that regard, RHD notes that its stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, many of which have been adversely impacted by the ongoing instability in the credit markets. On December 31, 2008, the New York Stock Exchange (“NYSE”) notified RHD that trading in its common stock would be suspended because RHD did not maintain a market capitalization of at least $25 million over a consecutive 30-trading day period as required by the NYSE’s continued listing standards. As a result of the suspension of the NYSE listing, RHD’s common stock began trading over-the-counter on the Pink Sheets under the symbol “RHDC” beginning on January 2, 2009. Prior to such time, RHD’s common stock traded on the NYSE under the symbol “RHD.”
As a result of the decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities and the continued decline in our operating results, we recognized non-cash goodwill impairment charges of $1.1 billion and $262.5 million during the first and second quarters of 2008, respectively, together totaling $1.4 billion for the year ended December 31, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008.
Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities and the recent suspension of trading of RHD’s common stock on the NYSE, RHD performed impairment tests of its definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, we recognized a non-cash charge of $326.0 million during the fourth quarter of 2008, comprised of $251.0 million associated with the local customer relationships and $75.0 million associated with the national customer relationships acquired in the RHD Merger.
These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 7, “Management’s Narrative Analysis and Results of Operations — Impairment Charges” for additional information regarding these impairment charges.

As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. Several large banking and financial institutions have received funding from the federal government, been granted government loan guarantees, been taken over by federal regulators, merged with other financial institutions, or have initiated bankruptcy proceedings. These and other events have had a significant negative impact on financial markets, as well as the overall economy. This unprecedented instability may make it difficult for RHD and the Company to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, RHD’s and Dex Media’s pension plan’s investment portfolio has incurred significant volatility and a decline in fair value during 2008. However, because the values of RHD’s and Dex Media’s pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time.
Going Concern
Item 8, “Financial Statements and Supplementary Data” — Note 1, “Business and Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that RHD’s common stock ceased trading on the NYSE on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our goodwill impairment charges of $1.4 billion and intangible asset impairment charges of $326.0 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through March 2010. Our ability to satisfy our debt repayment obligations will depend in large part on our success in (i) refinancing certain of these obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of these obligations; or (iii) effecting other transactions or agreements with holders of such obligations. Should we be unsuccessful in these efforts, we would potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.
Our credit facility and the indentures governing our notes also contain financial covenants relating to, among other items, maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage, as defined therein. Under the credit facility, these covenants are generally maintenance tests, meaning that they are measured each quarter, with failure to meet the test constituting an event of default under the credit agreement. Our ability to maintain compliance with these financial covenants during 2009 is dependent on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on earnings, investments and liabilities.
Based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the fourth quarter of 2009 and first quarter of 2010, respectively. As noted below the covenant default at Dex Media West could cause a cross default at Dex Media as of the fourth quarter of 2009.
Substantially all of the assets of Dex Media West and its subsidiary, including their equity interests, are pledged to secure the obligations under the credit facility. The failure to comply with the financial covenants contained in the credit facility would result in one or more events of default, which, if not cured or waived, could require the applicable borrower to repay the borrowings thereunder before their scheduled due dates. If we are unable to make such repayments or otherwise refinance these borrowings, the lenders under the credit facility could pursue the various default remedies set forth in the credit facility agreement, including executing on the collateral securing the credit facility. In addition, events of default under the credit facility may trigger events of default under the indentures governing our notes.

An event of default at Dex Media West would create a default at Dex Media. Furthermore, certain actions by Dex Media would create a default at Dex Media West under the credit agreement. An event of default at RHD would not create an event of default at Dex Media or Dex Media West.
Significant Financing Developments
We have a substantial amount of debt and significant debt service obligations due in large part to the financings associated with the RHD Merger (defined below) and other prior acquisitions. As of December 31, 2008, we had total outstanding debt of $2.3 billion (including fair value adjustments of $63.1 million required by generally accepted accounting principles (“GAAP”) as a result of the RHD Merger) and had $90.0 million available under the revolving portion of our credit facility. On February 13, 2009, we borrowed the unused revolving portion under our credit facility totaling $90.0 million. The Company made the borrowing under the revolving credit facility to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of our 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance our 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses.
As a result of the refinancing of our former credit facility on June 6, 2008, the existing interest rate swaps associated with our former credit facility having a notional amount of $650.0 million at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a reduction of $7.0 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.
See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 4, “Long-Term Debt, Credit Facility and Notes,” for additional information.
Employee Retirement Savings and Pension Plans
On October 21, 2008, the Compensation & Benefits Committee of RHD’s Board of Directors approved a comprehensive redesign of RHD’s and Dex Media’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of RHD and the Company will be provided through a single defined contribution plan. This unified 401(k) plan will replace the pre-existing Dex Media 401(k) savings plan. RHD will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.
In conjunction with establishing the new unified defined contribution plan, RHD and Dex Media have frozen the Dex Media, Inc. Pension Plan covering all non-union employees, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.

Additionally, on October 21, 2008, the Compensation & Benefits Committee of RHD’s Board of Directors approved for non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
As a result of implementing the freeze on Dex Media’s defined benefit plans, we recognized one-time non-cash curtailment gains of $2.0 million during the year ended December 31, 2008, entirely offset by losses incurred on plan assets and recognition of previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for non-union employees, we recognized one-time non-cash curtailment gains of $13.1 million during the year ended December 31, 2008. The collective bargaining agreements with the International Brotherhood of Electrical Workers of America (“IBEW”) and Communication Workers of America (“CWA”) expire in 2009. The Company intends to engage in good faith bargaining with respect to retirement benefits (among other items) and, as such, the results of those negotiations cannot yet be determined.
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
On January 31, 2006, our indirect parent, Dex Media, merged with and into FAC, a wholly-owned subsidiary of RHD. Pursuant to the Agreement and Plan of Merger dated October 3, 2005 (“Merger Agreement”), each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share, for an equity purchase price of $4.1 billion. RHD also assumed all of Dex Media’s outstanding indebtedness on January 31, 2006 with a fair market value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.8 billion). In addition, all outstanding Dex Media stock options were converted into stock options of RHD at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed those Dex Media stock options, were terminated. In connection with the consummation of this merger (the “RHD Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the RHD Merger, Dex Media became a wholly-owned subsidiary of RHD. For ease of reference throughout this Annual Report on Form 10-K “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the predecessor of FAC and a direct subsidiary of Dex Holdings LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.

Segment Reporting
Management reviews and analyzes its business of providing local search solutions as one operating segment.
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, the Company plans to adopt the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on the Company’s results of operations and financial condition will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption will not impact the Company’s results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R), replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied on a prospective basis and, for the Company, would be effective for any business combination transactions with an acquisition date on or after January 1, 2009. The impact that the adoption of this pronouncement may have on the Company’s results of operations and financial condition will depend on the nature and extent of any business combinations subsequent to its effective date.
We have reviewed other accounting pronouncements that were issued as of December 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Years ended December 31, 2008 and 2007
Factors Affecting Comparability
Impact of Purchase Accounting
As a result of the RHD Merger and associated purchase accounting required by generally accepted accounting principles (“GAAP”), we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $6.4 million and $9.2 million, respectively, for the year ended December 31, 2007, with no comparable expense for the year ended December 31, 2008.
Net Revenues
The components of our net revenues for the years ended December 31, 2008 and 2007 were as follows:

	Year ended December 31,
(amounts in millions)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$919.5	$956.1	$(36.6)	(3.8)%
Sales claims and allowances	(19.8)	(21.6)	1.8	8.3

Net directory advertising revenues	899.7	934.5	(34.8)	(3.7)
Other revenues	13.2	13.5	(0.3)	(2.2)

Total Net Revenues	$912.9	$948.0	$(35.1)	(3.7)%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as dexknows.com, and our Dex Search Network. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search space and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as our Dex Search Network, are recognized as delivered or fulfilled.
As a result of the deferral and amortization method of revenue recognition, recognized gross directory advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. As noted further below, advertising sales have continued to deteriorate due to the overall economic instability and higher customer attrition resulting from a diverse set of advertising alternatives available to our customers by our competitors and will result in lower recognized advertising revenues in future periods because, as noted, such revenues are recognized ratably over the directory’s life.
Gross directory advertising revenues for the year ended December 31, 2008 decreased $36.6 million, or 3.8%, from the year ended December 31, 2007. The decrease in gross directory advertising revenues for the year ended December 31, 2008 is due to declines in advertising sales over the past twelve months, primarily as a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets, as well as an increase in competition and more fragmentation in the local business search space.

Sales claims and allowances for the year ended December 31, 2008 decreased $1.8 million, or 8.3%, from the year ended December 31, 2007. The decrease in sales claims and allowances for the year ended December 31, 2008 is primarily due to improved quality and lower claims experience due to process improvements.
Other revenues for the year ended December 31, 2008 decreased $0.3 million, or 2.2%, from the year ended December 31, 2007. Other revenues includes late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Expenses
The components of total expenses for the years ended December 31, 2008 and 2007 were as follows:

	Year ended December 31,
(amounts in millions)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$129.5	$141.7	$(12.2)	(8.6)%
Selling and support expenses	232.2	229.6	2.6	1.1
G&A expenses	32.8	35.5	(2.7)	(7.6)
D&A expenses	199.8	192.9	6.9	3.6
Impairment charges	1,682.9	—	1,682.9	N/M

Total	$2,277.2	$599.7	$1,677.5	N/M

(N/M: Not Meaningful)
Our expenses during the years ended December 31, 2008 and 2007 include costs associated with our Triple Play strategy, with focus on our online products and services. These costs include costs associated with traffic purchased and distributed to multiple advertiser landing pages as well as associated marketing and advertising campaigns and employee training associated with the modernization and consolidation of our IT platform. We expect that these expenses will drive future advertising sales and revenue improvements when economic conditions improve in our markets.
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

Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the years ended December 31, 2008 and 2007 were $129.5 million and $141.7 million, respectively. The primary components of the $12.2 million, or 8.6%, decrease in production, publication and distribution expenses for the year ended December 31, 2008, were as follows:

Year ended
(amounts in millions)	December 31, 2008
$ Change
Decreased print, paper and distribution costs	$(9.1)
Decreased cost uplift expense	(6.4)
Decreased information technology (“IT”) expenses	(1.1)
Increased internet production and distribution costs	4.1
All other, net	0.3

Total decrease in production, publication and distribution expenses for the year ended December 31, 2008	$(12.2)

During the year ended December 31, 2008, print, paper and distribution costs declined $9.1 million, compared to the year ended December 31, 2007. This decline is primarily due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.
Amortization of cost uplift during the year ended December 31, 2007 totaled $6.4 million, with no comparable expense for the year ended December 31, 2008.
During the year ended December 31, 2008, production, publication and distribution related information technology (“IT”) expenses declined $1.1 million, compared to the year ended December 31, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we integrated to a consolidated IT platform.
During the year ended December 31, 2008, we incurred $4.1 million of additional expenses related to internet production and distribution costs due to increased operations and distribution costs and traffic purchased to generate usage for our advertisers’ business associated with increased revenues from our online products and services.
Selling and Support Expenses
Total selling and support expenses for the years ended December 31, 2008 and 2007 was $232.2 million and $229.6 million, respectively. The primary components of the $2.6 million, or 1.1%, increase in selling and support expenses for the year ended December 31, 2008, were as follows:

Year ended
(amounts in millions)	December 31, 2008
$ Change
Increased bad debt expense	$29.4
Decreased commissions and salesperson costs	(13.5)
Decreased cost uplift expense	(9.2)
Decreased advertising and branding expenses	(5.9)
Decreased marketing costs	(3.9)
All other, net	5.7

Total increase in selling and support expenses for the year ended December 31, 2008	$2.6

During the year ended December 31, 2008, bad debt expense increased $29.4 million, compared to the year ended December 31, 2007, primarily due to higher bad debt provision rates, deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets.

During the year ended December 31, 2008, our bad debt expense represented 5.9% of our net revenue, as compared to 2.6% for the year ended December 31, 2007. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.
During the year ended December 31, 2008, commissions and salesperson costs declined $13.5 million, compared to the year ended December 31, 2007, primarily due to lower advertising sales as well as headcount reductions and consolidation of responsibilities.
Amortization of cost uplift during the year ended December 31, 2007 totaled $9.2 million, with no comparable expense for the year ended December 31, 2008.
Advertising expense for the year ended December 31, 2008 includes $5.2 million of costs associated with traffic purchased and distributed to multiple advertiser landing pages, with no comparable expense for the prior corresponding period. Exclusive of the costs associated with traffic purchased and distributed to multiple advertiser landing pages, during the year ended December 31, 2008, advertising and branding expenses declined $11.1 million as compared to the year ended December 31, 2007. This decrease is primarily due to additional advertising and branding costs incurred in 2007 to promote the Dex brand name for all our print and online products as well as the use of dexknows.com as our new URL.
During the year ended December 31, 2008, marketing costs decreased $3.9 million compared to the year ended December 31, 2007, primarily due to a reduction in headcount and related expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the years ended December 31, 2008 and 2007 were $32.8 million and $35.5 million, respectively. The primary components of the $2.7 million, or 7.6%, decrease in G&A expenses for the year ended December 31, 2008, were as follows:

Year ended
(amounts in millions)	December 31, 2008
$ Change
Increase in restructuring expenses	$10.3
Curtailment gain, net	(13.1)
Decrease in non-cash stock-based compensation expense under SFAS No. 123 (R)	(3.4)
Decrease in IT expenses	(2.6)
All other, net	6.1

Total decrease in G&A expenses for the year ended December 31, 2008	$(2.7)

During the year ended December 31, 2008, restructuring expenses unrelated to the RHD Merger increased $10.3 million primarily due to outside consulting fees, headcount reductions and consolidation of responsibilities.
During the year ended December 31, 2008, we recognized one-time non-cash net curtailment gains of $13.1 million associated with the freeze on Dex Media’s defined benefit plans and the elimination of the non-union retiree health care and life insurance benefits noted above.
During the year ended December 31, 2008, G&A related non-cash stock-based compensation expense under SFAS No. 123 (R) declined $3.4 million, compared to the year ended December 31, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the year ended December 31, 2007. In addition, non-cash stock-based compensation expense declined during the year ended December 31, 2008 due to an increase in RHD’s forfeiture rate estimate
During the year ended December 31, 2008, G&A related IT expenses decreased $2.6 million compared to the year ended December 31, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services.

Depreciation and Amortization
Depreciation and amortization (“D&A”) expense for the years ended December 31, 2008 and 2007 was $199.8 million and $192.9 million, respectively. Amortization of intangible assets was $179.9 million for the year ended December 31, 2008, compared to $175.9 million reported for the year ended December 31, 2007. The increase in amortization expense for the year ended December 31, 2008 is primarily due to recognizing a full period of amortization expense related to the local customer relationships intangible asset established in connection with the RHD Merger of $4.5 million, as compared to eleven months of amortization expense for the year ended December 31, 2007.
Depreciation of fixed assets and amortization of computer software was $19.9 million for the year ended December 31, 2008, compared to $17.0 million reported for the year ended December 31, 2007. The increase in depreciation expense for the year ended December 31, 2008 is primarily due to accelerated amortization related to software projects that are scheduled to be retired prior to their initial estimated service life as well as depreciation expense related to capital projects placed in service during 2007.
In connection with RHD’s impairment testing of its definite-lived intangible assets and other long-lived assets, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), also requires an evaluation of the remaining useful lives of these assets and to consider, among other things, the effects of obsolescence, demand, competition, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the remaining useful lives of our directory services agreements acquired by RHD in the RHD Merger (collectively, the “Dex Directory Services Agreements”) will be reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.
Amortization expense in 2009 is expected to increase by approximately $41.3 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships subsequent to the impairment charges during the fourth quarter of 2008.
Impairment Charges
As a result of the decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. RHD used estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.
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
RHD’s impairment test for goodwill involved a two step process. The first step involved comparing the fair value of RHD with the carrying amount of its assets and liabilities, including goodwill. The fair value of RHD was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of RHD’s testing, it determined that its fair value was less than the carrying amount of its assets and liabilities, requiring it to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of RHD’s goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for RHD using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of RHD’s debt and equity securities. Based upon this analysis, RHD recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $1.1 billion.

Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends that directly affected RHD’s and our business, RHD performed additional impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008, and together with the impairment charge recognized in the first quarter of 2008, a total goodwill impairment charge of $3.1 billion was recognized by RHD during the year ended December 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $262.5 million during the three months ended June 30, 2008, and together with the impairment charge recognized in the first quarter of 2008, a total impairment charge of $1.4 billion was recognized by the Company during the year ended December 31, 2008. As a result of this impairment charge, we have no recorded goodwill at December 31, 2008. No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.
No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.
Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities and the recent suspension of trading of RHD’s common stock on the NYSE, RHD performed impairment tests of its definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, we recognized a non-cash charge of $326.0 million during the fourth quarter of 2008, comprised of $251.0 million associated with the local customer relationships and $75.0 million associated with the national customer relationships acquired in the RHD Merger. The fair values of the intangible assets were derived from a discounted cash flow analysis using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of the Company’s debt and equity securities.
During the year ended December 31, 2008, we retired certain computer software fixed assets, which resulted in an impairment charge of $0.2 million. No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the year ended December 31, 2007.
If industry and economic conditions in RHD’s markets continue to deteriorate and if the trading value of Dex Media’s and our debt and RHD’s debt and equity securities decline further, RHD will be required to once again assess the recoverability and useful lives of its long-lived assets and other intangible assets, which could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Operating Income (Loss)
Operating income (loss) for the years ended December 31, 2008 and 2007 was as follows:

	Year ended December 31,
(amounts in millions)	2008	2007	$ Change	% Change

Total	$(1,364.3)	$348.3	$(1,712.6)	N/M

Operating loss for the year ended December 31, 2008 of $(1.4) billion compares to operating income of $348.3 million for the year ended December 31, 2007. The change to operating loss for the year ended December 31, 2008 from operating income for the year ended December 31, 2007 is primarily due to the non-cash impairment charges noted above as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the years ended December 31, 2008 and 2007 was $193.3 million and $181.2 million, respectively, and includes $5.0 million and $1.8 million, respectively, of amortization of deferred financing costs. As a result of the refinancing of the former Dex Media West credit facility, the interest rate swaps associated with this credit facility were deemed ineffective on June 6, 2008. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008, offset by a reduction of $7.0 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008. Interest expense for the year ended December 31, 2008 also includes the write-off of unamortized deferred financing costs of $2.1 million associated with the refinancing of our former credit facility, which has been accounted for as an extinguishment of debt.

The increase in net interest expense of $12.1 million, or 6.7%, for the year ended December 31, 2008 is primarily due to additional interest expense associated with the ineffective interest rate swaps and extinguishment of debt noted above. This increase is partially offset by lower interest rates on our variable rate debt during the period as compared to the corresponding prior period.
In conjunction with the RHD Merger and as a result of purchase accounting required under GAAP, we recorded our debt at its fair market value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $14.1 million and $13.0 million for the years ended December 31, 2008 and 2007, respectively.
Income Taxes
The effective tax rate on loss before income taxes of (36.1)% for the year ended December 31, 2008 compares to an effective tax rate of 36.4% on income before income taxes for the year ended December 31, 2007. As a result of the non-cash goodwill impairment charge of $1.4 billion recorded during the year ended December 31, 2008, we recognized a decrease in our deferred income tax liability of $522.1 million, which directly impacted our deferred income tax benefit. The change in the effective tax rate for the year ended December 31, 2008 is primarily due to changes in estimates of state tax apportionment factors that impact our effective state tax rates.
The 2008 benefit for income taxes of $562.3 million is comprised of a federal income tax benefit of $540.5 million, of which $558.7 million represents a deferred income tax benefit and $18.2 million represents a current tax provision, and a state income tax benefit of $21.8 million, of which $24.6 million represents a deferred income tax benefit and $2.8 million represents a current tax provision. The 2008 benefit for income taxes generated regular taxable income of approximately $62.6 million. In addition, the Company recognized a $1.4 million current federal tax provision related to alternative minimum taxes. The Company’s alternative minimum taxable income is offset on a consolidated basis by losses for alternative minimum tax purposes at RHD.
The 2007 provision for income taxes of $60.8 million is comprised of a federal tax provision of $53.3 million, of which $52.4 million is deferred, and a state deferred income tax provision of $7.5 million. The 2007 provision for income taxes resulted in an effective tax rate of 36.4% and generated regular taxable income of approximately $13.1 million. In addition, the Company recognized a $0.9 million current federal tax provision related to alternative minimum taxes. The Company’s alternative minimum taxable income is offset on a consolidated basis by losses for alternative minimum tax purposes at RHD. As a result, the Company has recorded an intercompany liability for $0.9 million in recognition of the utilization of RHD’s alternative minimum taxable losses.
The 2006 income tax benefit of $81.5 million is comprised of a deferred income tax benefit generated in the period. The 2006 tax benefit resulted in an effective tax rate of 38.1% and generated losses for tax purposes of approximately $46.2 million related to tax deductions recorded with respect to the intangible assets that existed prior to the RHD Merger and carried over for tax purposes. A deferred income tax liability in the amount of $1.3 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for financial reporting purposes and the tax bases of the assets and liabilities acquired by RHD as a result of the RHD Merger.

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

	Successor Company			Predecessor Company
	Eleven Months Ended			One Month Ended
	December 31, 2006			January 31, 2006
	As Previously			As Previously
(in thousands)	Reported	Reclass	As Reclassified	Reported	Reclass	As Reclassified
Production, publication and distribution expenses	$293,104	$(183,249)	$109,855	$33,598	$(21,920)	$11,678
Selling and support expenses	—	189,806	189,806	—	18,295	18,295
General and administrative expenses	41,550	(6,557)	34,993	4,991	3,625	8,616

Net Revenue
The components of our net revenue for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 were as follows:

			Predecessor
	Successor Company		Company	Combined
	Year	Eleven Months	One Month	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Gross directory advertising revenue	$956,089	$441,587	$77,193	$518,780	$437,309
Sales claims and allowances	(21,636)	(17,500)	1	(17,499)	(4,137)

Net directory advertising revenue	934,453	424,087	77,194	501,281	433,172
Other revenue	13,571	11,636	1,609	13,245	326

Total net revenue	$948,024	$435,723	$78,803	$514,526	$433,498

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

Expenses
The components of total expenses for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 are as follows:

			Predecessor
	Successor Company		Company	Combined
	Year	Eleven Months	One Month	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Production, publication and distribution expenses	$145,922	$109,855	$11,678	$121,533	$24,389
Selling and support expenses	229,607	189,806	18,295	208,101	21,506
G&A expenses	31,258	34,993	8,616	43,609	(12,351)
D&A expenses	192,935	130,735	14,661	145,396	47,539

Total	$599,722	$465,389	$53,250	$518,639	$81,083

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
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the year ended December 31, 2007 increased $24.4 million, or 20.1%, from the combined twelve months ended December 31, 2006. The increase in production, publication and distribution expenses is primarily due to the impact of purchase accounting associated with the RHD Merger in 2006. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, print and delivery costs totaling $54.0 million for directories that published prior to and in the month of the RHD Merger were not reported in the combined twelve months ended December 31, 2006. Directory expenses for the combined twelve months ended December 31, 2006 include the amortization of deferred directory costs relating to the Dex Media West directories published beginning in February 2006.
As a result of purchase accounting required by GAAP, we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value of $68.7 million, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs is amortized over the terms of their applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions is amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortization associated with print, paper and delivery costs totaled $6.4 million, representing a decrease of $14.0 million for the year ended December 31, 2007 as compared to the prior period. Excluding these effects of purchase accounting, production, publication and distribution expenses decreased primarily due to declines in barter expense of $4.7 million, as well as information technology (“IT”) expenses of $4.6 million resulting from lower rates associated with a recently negotiated IT contract, which became effective in July 2007. Production, publication and distribution expenses also decreased due to, declines in print, paper and distribution costs of $2.7 million due to the commencement of our print product optimization program and negotiated price reductions in our print expenses, as well as print delivery management costs of $2.0 million due to synergies resulting from the RHD Merger.

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

The increase in operating income for the year ended December 31, 2007, compared to the operating loss for the combined twelve months ended December 31, 2006 resulted from an increase in net revenue, partially offset by increases in production, publication and distribution expenses, selling and support expenses and D&A expenses as described above. Since all deferred net revenue related to directories published prior to and in the month of the RHD Merger is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionately adverse effect on reported revenue in 2006.

Interest Expense, Net
Net interest expense for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 was $181.2 million and $201.7 million, respectively, which includes $1.8 million and $3.1 million, respectively, of amortization of deferred financing costs. In conjunction with the RHD Merger and as a result of purchase accounting required under GAAP, our debt was recorded at its fair market value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $13.0 million for the year ended December 31, 2007, compared to $11.1 million for the eleven months ended December 31, 2006.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table presents the fair market value of our long-term debt at December 31, 2008, based on quoted market prices on that date, as well as the carrying value of our long-term debt at December 31, 2008 and 2007, including $63.1 million and $77.1 million, respectively, of fair value adjustments required by GAAP as a result of the RHD Merger. We have experienced a significant decline in the fair market value of our debt based primarily on: (i) the significant amount of maturing debt obligations; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that RHD’s common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. Although the fair market value of our debt is based on quoted market prices, there may be limited market depth for these securities such that attributing quoted prices to entire debt tranches may not truly represent the amount at which such debt could be bought or sold.

	Fair Market Value	Carrying Value
	December 31, 2008	December 31, 2008	December 31, 2007

New Credit Facility	$440,200	$1,080,000	$—
Former Credit Facility	—	—	1,071,491
8.5% Senior Notes due 2010	231,000	393,883	398,736
5.875% Senior Notes due 2011	5,232	8,761	8,774
9.875% Senior Subordinated Notes due 2013	180,892	815,791	824,984

Total	857,324	2,298,435	2,303,985
Less current portion	6,724	16,875	136,457

Long-term debt	$850,600	$2,281,560	$2,167,528

On February 13, 2009, we borrowed the unused revolving portion under our credit facility totaling $90.0 million. The Company made the borrowing under the revolving credit facility to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
The Company’s credit facility and the indentures governing the notes contain usual and customary representations and warranties as well as affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends on our subsidiary’s equity interests, repurchase its equity interests or make other payments to Dex Media; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances, in each case, subject to customary and negotiated exceptions and limitations, as applicable. The Company’s credit facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of the assets of Dex Media West and its subsidiary, including their equity interests, are pledged to secure the obligations under the credit facility.
Credit Facility
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million Dex Media West Revolver. In the event that more than $25.0 million of our 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance our 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses. The refinancing of our credit facility was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2008 of $2.1 million related to the write-off of unamortized deferred financing costs.

As of December 31, 2008, the principal amounts owed under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 7.10% at December 31, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.
As of December 31, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
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
Notes
At December 31, 2008, Dex Media West had total outstanding notes of $1,218.4 million, comprised of $393.9 million 8.5% Senior Notes, $8.7 million 5.875% Senior Notes and $815.8 million Senior Subordinated Notes.
Dex Media West issued $385.0 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $385.0 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $300.0 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2008, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Impact of RHD Merger
As a result of the RHD Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $14.1 million, $13.0 million and $11.1 million during the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. A total premium of $101.2 million was recorded upon consummation of the RHD Merger, of which $63.1 million remains unamortized at December 31, 2008, as shown in the following table.

			Long-Term Debt at
			December 31, 2008
	Unamortized Fair		Excluding
	Value Adjustment at	Long-Term Debt at	Unamortized Fair
	December 31, 2008	December 31, 2008	Value Adjustment

Dex Media West
Dex Media West 8.5% Senior Notes	$8,883	$393,883	$385,000
Dex Media West 5.875% Senior Notes	41	8,761	8,720
Dex Media West 9.875% Senior Subordinated Notes	54,141	815,791	761,650

Total Dex Media West Outstanding Debt at January 31, 2006	$63,065	$1,218,435	$1,155,370

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Risk Management
The new Dex Media West credit facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The new Dex Media West credit facility requires that we maintain hedge agreements to provide a fixed rate on at least 33% of our indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately $650.0 million, or 60%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2008. At December 31, 2008, approximately 47% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 81% of our total debt portfolio as of December 31, 2008. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
February 14, 2006	$200	(2)	4.925% - 4.93%	February 14, 2009
May 25, 2006	100	(1)	5.326%	May 26, 2009
May 26, 2006	200	(2)	5.2725% - 5.275%	May 26, 2009
June 12, 2006	150	(2)	5.27% - 5.279%	June 12, 2009

Total	$650

(1)	Consists of one swap

(2)	Consists of two swaps
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
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
None of the Company’s interest rate swaps have been designated as cash flow hedges at December 31, 2008.
See Item 8, Note 2, “Summary of Significant Accounting Policies” and Note 5, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.

Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of owner’s equity. The swaps and the hedged item (three-month LIBOR-based interest payments on bank debt) may be designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. As a result of the refinancing of the former Dex Media West credit facility, the interest rate swaps associated with this credit facility were deemed ineffective on June 6, 2008. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a reduction of $7.0 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.
For the eleven months ended December 31, 2006, the Company recorded a reduction to interest expense of $0.6 million as a result of the change in fair value of undesignated interest rate swaps. For the one month ended January 31, 2006, the Company recorded a reduction to interest expense of $0.2 million as a result of the change in fair value of undesignated interest rate swaps. During May 2006, the Company entered into $450.0 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $2.3 million for the eleven months ended December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Page

Dex Media West LLC
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 (Successor Company) and the one month ended January 31, 2006 (Predecessor Company)
F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 (Successor Company) and the one month ended January 31, 2006 (Predecessor Company)
F-6
Consolidated Statements of Changes in Owner’s Equity for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 (Successor Company) and the one month ended January 31, 2006 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

Management’s Report on Internal Control Over Financial Reporting
The management of Dex Media West LLC and subsidiary (an indirect wholly-owned subsidiary of R.H. Donnelley Corporation) (the Company) is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting within the meaning of Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Dex Media West LLC’s internal control over financial reporting as of December 31, 2008. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.
Based on its assessment, management identified a material weakness in Dex Media West LLC’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 based on the COSO criteria.
Dex Media West LLC’s processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures were accurate. The Company did not maintain effective controls over the review and analysis of calculations and related supporting documentation underlying the deferred tax provision to ensure a complete, comprehensive and timely review of deferred income tax accounts and related footnote disclosures. The material weakness resulted in material errors in the foregoing accounts included in the Company’s preliminary financial statements as of and for the year ended December 31, 2008 that were corrected prior to the issuance of the Company’s consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder
Dex Media West LLC:
We have audited the accompanying consolidated balance sheets of Dex Media West LLC (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in owner’s equity for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex Media West LLC as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement, effective January 1, 2008, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant amounts of maturing debt which it may be unable to satisfy commencing March 31, 2010, significant negative impacts on operating results and cash flows from the overall downturn in the global economy and higher customer attrition, and possible debt covenant violations in 2009 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Raleigh, North Carolina
March 31, 2009

DEX MEDIA WEST LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2008	2007

Assets
Current Assets
Cash and cash equivalents	$71,306	$7,992
Accounts receivable
Billed	108,289	82,854
Unbilled	287,794	324,079
Allowance for doubtful billed accounts and sales claims	(21,352)	(13,598)

Net accounts receivable	374,731	393,335
Deferred directory costs	64,179	68,741
Short-term deferred income taxes, net	11,168	27,456
Prepaid expenses and other current assets	23,670	30,520

Total current assets	545,054	528,044
Fixed assets and computer software, net	44,708	45,390
Other non-current assets	46,258	8,723
Intangible assets, net	4,344,066	4,858,713
Goodwill	—	1,354,053

Total assets	$4,980,086	$6,794,923

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$27,741	$28,860
Affiliates payable, net	253,423	243,138
Accrued interest	50,195	52,008
Deferred directory revenue	414,144	467,249
Current portion of long-term debt	16,875	136,457

Total current liabilities	762,378	927,712
Long-term debt	2,281,560	2,167,528
Deferred income taxes, net	699,695	1,284,205
Other non-current liabilities	19,023	19,911

Total liabilities	3,762,656	4,399,356

Commitments and contingencies

Owner’s Equity
Owner’s interest	2,241,276	2,428,291
Accumulated deficit	(1,021,317)	(26,013)
Accumulated other comprehensive loss	(2,529)	(6,711)

Total owner’s equity	1,217,430	2,395,567

Total liabilities and owner’s equity	$4,980,086	$6,794,923

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA WEST LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Successor Company	Predecessor Company
	Years Ended December 31,		Eleven Months Ended	One Month Ended
(in thousands)	2008	2007	December 31, 2006	January 31, 2006

Net revenues	$912,898	$948,024	$435,723	$78,803
Expenses
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	129,467	141,663	109,855	11,678
Selling and support expenses	232,146	229,607	189,806	18,295
General and administrative expenses	32,840	35,517	34,993	8,616
Depreciation and amortization	199,829	192,935	130,735	14,661
Impairment charges	1,682,934	—	—	—

Total expenses	2,277,216	599,722	465,389	53,250
Operating income (loss)	(1,364,318)	348,302	(29,666)	25,553
Interest expense, net	(193,253)	(181,243)	(184,025)	(17,700)

Income (loss) before income taxes	(1,557,571)	167,059	(213,691)	7,853
(Provision) benefit for income taxes	562,267	(60,842)	81,461	(3,134)

Net income (loss)	$(995,304)	$106,217	$(132,230)	$4,719

Comprehensive Income (Loss)
Net income (loss)	$(995,304)	$106,217	$(132,230)	$4,719

Unrealized gain (loss) on interest rate swaps, net of tax provision (benefit) of $4,600, ($3,258) and ($1,384) for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively	7,719	(5,545)	(2,175)	—
Benefit plans adjustment, net of tax (benefit) provision of $(2,008) and $367 for the years ended December 31, 2008 and 2007, respectively	(3,537)	630	—	—

Comprehensive income (loss)	$(991,122)	$101,302	$(134,405)	$4,719

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA WEST LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Successor Company	Predecessor Company
	Years Ended December 31,		Eleven Months Ended	One Month Ended
(in thousands)	2008	2007	December 31, 2006	January 31, 2006

Cash Flows from Operating Activities
Net income (loss)	$(995,304)	$106,217	$(132,230)	$4,719
Reconciliation of net income (loss) to net cash provided by operating activities:
Impairment charges	1,682,934	—	—	—
Loss on extinguishment of debt	2,142	—	—	—
Depreciation and amortization	199,829	192,935	130,735	14,661
Deferred income tax (benefit) provision	(583,278)	59,939	(81,461)	3,134
Provision for bad debts	53,662	24,235	15,734	4,605
Stock-based compensation expense	8,904	11,939	9,934	1,587
Interest rate swap ineffectiveness	7,992	—	981	194
Amortization of debt fair value adjustment	(14,059)	(13,021)	(11,091)	—
Amortization of deferred financing costs	5,027	1,825	1,997	1,141
Other non-cash items, net	(8,964)	(4,825)	—	—
Changes in assets and liabilities:
(Increase) in accounts receivable, net of provision for bad debts	(35,059)	(54,937)	(21,990)	(1,966)
Decrease (increase) in other assets	17,461	10,856	(43,022)	2,132
(Decrease) increase in accounts payable and accrued liabilities and accrued interest	(542)	3,082	(16,791)	2,569
(Decrease) increase in deferred directory revenue	(50,287)	4,806	434,387	110
Increase (decrease) in affiliates payable	654	100,403	35,647	(253)
Increase in other non-current liabilities	16,272	4,994	764	87
Increase in amounts due to affiliates related to post-retirement and other post-employment benefits	—	—	4,032	534

Net cash provided by operating activities	307,384	448,448	327,626	33,254
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(19,285)	(34,812)	(14,341)	(538)

Net cash used in investing activities	(19,285)	(34,812)	(14,341)	(538)
Cash Flows from Financing Activities
Credit facility borrowings, net of costs	1,035,491	—	—	—
Proceeds from issuance of long-term debt, net of costs	—	—	444,193	—
Note and credit facility repayments	(1,053,491)	(397,425)	(467,365)	—
Revolver borrowings	141,300	148,200	279,400	—
Revolver repayments	(159,300)	(130,200)	(279,400)	(5,000)
Premium paid on debt redemption	—	—	(2,914)	—
Payment of debt refinance costs	—	—	(671)	—
Increase (decrease) in checks not yet presented for payment	1,048	423	15	(491)
Excess tax benefits from the exercise of stock options	1,898	—	—	—
Distributions to Owner	(191,731)	(55,000)	(276,072)	(10,186)

Net cash used in financing activities	(224,785)	(434,002)	(302,814)	(15,677)
Increase (decrease) in cash and cash equivalents	63,314	(20,366)	10,471	17,039
Cash and cash equivalents, beginning of period	7,992	28,358	17,887	848

Cash and cash equivalents, end of period	$71,306	$7,992	$28,358	$17,887

Supplemental Information:
Cash paid:
Interest, net	$191,162	$195,081	$199,272	$8,746
Income taxes, net	66	—	—	—
Non-cash financing activities:
Contribution by Owner	$2,818	$2,966	$3,156	$1,114
The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA WEST LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

			Accumulated
			Other	Total
	Owner’s	Accumulated	Comprehensive	Owner’s
(in thousands)	Interest	(Deficit) Income	Income (Loss)	Equity

Predecessor Company
Balance, December 31, 2005	$1,064,445	$—	$—	$1,064,445
Net income	—	4,719	—	4,719
Contribution by Owner	1,114	—	—	1,114
Distributions to Owner	—	(2,320)	—	(2,320)
Stock-based compensation expense	1,587	—	—	1,587

Balance, January 31, 2006	$1,067,146	$2,399	$—	$1,069,545

Successor Company
Capitalization at RHD Merger	$2,753,241	$—	$—	$2,753,241
Net loss	—	(132,230)	—	(132,230)
Unrealized loss on interest rate swaps, net of tax	—	—	(2,175)	(2,175)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	379	379
Contribution by Owner	3,156	—	—	3,156
Distributions to Owner	(276,072)	—	—	(276,072)

Balance, December 31, 2006	2,480,325	(132,230)	(1,796)	2,346,299
Net income	—	106,217	—	106,217
Unrealized loss on interest rate swaps, net of tax	—	—	(5,545)	(5,545)
Benefit plans adjustment, net of tax	—	—	630	630
Contribution by Owner	2,966	—	—	2,966
Distributions to Owner	(55,000)	—	—	(55,000)

Balance, December 31, 2007	2,428,291	(26,013)	(6,711)	2,395,567
Net loss	—	(995,304)	—	(995,304)
Excess tax benefits from the exercise of stock options	1,898	—	—	1,898
Unrealized gain on interest rate swaps, net of tax	—	—	7,719	7,719
Benefit plans adjustment, net of tax	—	—	(3,537)	(3,537)
Contribution by Owner	2,818	—	—	2,818
Distributions to Owner	(191,731)	—	—	(191,731)

Balance, December 31, 2008	$2,241,276	$(1,021,317)	$(2,529)	$1,217,430

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA WEST LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share and per share data)
1. Business and Presentation
Dex Media West LLC is a subsidiary of Dex Media West, Inc. and an indirect wholly-owned subsidiary of Dex Media, Inc. (“Dex Media” or “Owner”),which is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD”). The consolidated financial statements include the accounts of Dex Media West LLC and its wholly-owned subsidiary, Dex Media West Finance Co. (the “Company,” “Dex Media West,” “we,” “us” and “our”). All intercompany transactions and balances have been eliminated.
We are a leader in local search within the Dex West States (defined below). Our Triple Play™ solutions (“Triple Play”) are comprised of our Dex-branded solutions, which include Dex yellow pages print directories, our proprietary dexknows.com® online search site, and the Dex Search Network™. We also co-brand our print local search solutions with Qwest, a recognizable brand in the industry, in order to further differentiate our local search solutions from those of our competitors. During 2008, our Triple Play solutions serviced more than 200,000 national and local businesses in 7 states.
Dex Media West is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”).
Certain prior period amounts included in the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.
Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that RHD’s common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our goodwill impairment charges of $1.4 billion and intangible asset impairment charges of $326.0 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through March 2010. Our ability to satisfy our debt repayment obligations will depend in large part on our success in (i) refinancing certain of these obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of these obligations; or (iii) effecting other transactions or agreements with holders of such obligations. Should we be unsuccessful in these efforts, we would potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.

Our credit facility and the indentures governing our notes also contain financial covenants relating to, among other items, maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage, as defined therein. Under the credit facility, these covenants are generally maintenance tests, meaning that they are measured each quarter, with failure to meet the test constituting an event of default under the credit agreement. Our ability to maintain compliance with these financial covenants during 2009 is dependent on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on earnings, investments and liabilities.
Based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the fourth quarter of 2009 and first quarter of 2010, respectively. As noted below the covenant default at Dex Media West could cause a cross default at Dex Media as of the fourth quarter of 2009.
Substantially all of the assets of Dex Media West and its subsidiary, including their equity interests, are pledged to secure the obligations under the credit facility. The failure to comply with the financial covenants contained in the credit facility would result in one or more events of default, which, if not cured or waived, could require the applicable borrower to repay the borrowings thereunder before their scheduled due dates. If we are unable to make such repayments or otherwise refinance these borrowings, the lenders under the credit facility could pursue the various default remedies set forth in the credit facility agreement, including executing on the collateral securing the credit facility. In addition, events of default under the credit facility may trigger events of default under the indentures governing our notes.
An event of default at Dex Media West would create a default at Dex Media. Furthermore, certain actions by Dex Media would create a default at Dex Media West under the credit agreement. An event of default at RHD would not create an event of default at Dex Media or Dex Media West.
Significant Financing Developments
We have a substantial amount of debt and significant debt service obligations due in large part to the financings associated with the RHD Merger (defined below) and other prior acquisitions. As of December 31, 2008, we had total outstanding debt of $2.3 billion (including fair value adjustments of $63.1 million required by generally accepted accounting principles (“GAAP”) as a result of the RHD Merger) and had $90.0 million available under the revolving portion of our credit facility.
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”), except as otherwise noted. For additional information relating to the maturities under the new Dex Media West credit facility, see Note 4, “Long-Term Debt, Credit Facility and Notes.”
As a result of the refinancing of our former credit facility on June 6, 2008, the existing interest rate swaps associated with our former credit facility having a notional amount of $650.0 million at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a reduction of $7.0 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.
See Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 4, “Long-Term Debt, Credit Facility and Notes,” for additional information.

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
On January 31, 2006, our indirect parent, Dex Media, merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of RHD. Pursuant to the Agreement and Plan of Merger dated October 3, 2005 (“Merger Agreement”), each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share, for an equity purchase price of $4.1 billion. RHD also assumed all of Dex Media’s outstanding indebtedness on January 31, 2006 with a fair market value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.8 billion). In addition, all outstanding Dex Media stock options were converted into stock options of RHD at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed those Dex Media stock options, were terminated. In connection with the consummation of this merger (the “RHD Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the RHD Merger, Dex Media became a wholly-owned subsidiary of RHD. For ease of reference throughout this annual report on Form 10-K “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the predecessor of FAC and a direct subsidiary of Dex Holdings LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
“Predecessor Company” refers to the operations of Dex Media West prior to the consummation of the RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media West subsequent to the consummation of the RHD Merger.
2. Summary of Significant Accounting Policies
Revenue Recognition
Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Directory advertising revenues also include revenues for Internet-based advertising products, including our proprietary local search site, dexknows.com, and our Dex Search Network. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising are recognized as delivered or fulfilled.
In the Predecessor Company financial statements, revenue from the sale of local advertising was recorded net of actual sales claims received. In the Successor Company financial statements, revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. For the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, the adjustment to revenue for sales claims was $19.8 million, $21.6 million and $17.5 million, respectively. For the one month ended January 31, 2006, the Predecessor Company recorded sales claims allowances of less than $0.1 million.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Deferred Directory Costs
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
Cash and Cash Equivalents
Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. At times, such investments may be in excess of federally insured limits.
Accounts Receivable
Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, certified marketing representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of bad debts and sales claims that are probable to be incurred. We do not record an allowance for doubtful accounts until receivables are billed.
Identifiable Intangible Assets and Goodwill
Successor Company
As a result of the RHD Merger, certain long-term intangible assets were identified in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. The excess purchase price over the net tangible and identifiable intangible assets acquired of $1.4 billion was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist.
As a result of the decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. RHD used estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.
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
RHD’s impairment test for goodwill involved a two step process. The first step involved comparing the fair value of RHD with the carrying amount of its assets and liabilities, including goodwill. The fair value of RHD was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of RHD’s testing, it determined that its fair value was less than the carrying amount of its assets and liabilities, requiring it to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of RHD’s goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for RHD using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of RHD’s debt and equity securities. Based upon this analysis, RHD recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $1.1 billion.
Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends that directly affected RHD’s and our business, RHD performed additional impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008, and together with the impairment charge recognized in the first quarter of 2008, a total impairment charge of $3.1 billion was recognized by RHD during the year ended December 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $262.5 million during the three months ended June 30, 2008, and together with the impairment charge recognized in the first quarter of 2008, a total impairment charge of $1.4 billion was recognized by the Company during the year ended December 31, 2008. As a result of this impairment charge, we have no recorded goodwill at December 31, 2008.
In addition to the non-cash goodwill impairment charge, we recognized a change in goodwill of $2.9 million associated with the RHD Merger that related to deferred income taxes during the year ended December 31, 2008. No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.
Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of Dex Media’s and our debt and RHD’s debt and equity securities and the recent suspension of trading of RHD’s common stock on the NYSE, RHD performed impairment tests of its definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, we recognized a non-cash charge of $326.0 million during the fourth quarter of 2008, comprised of $251.0 million associated with the local customer relationships and $75.0 million associated with the national customer relationships acquired in the RHD Merger. The fair values of the intangible assets were derived from a discounted cash flow analysis using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of RHD’s debt and equity securities.
In connection with RHD’s impairment testing of its definite-lived intangible assets and other long-lived assets, SFAS No. 144 also requires an evaluation of the remaining useful lives of these assets and to consider, among other things, the effects of obsolescence, demand, competition, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the remaining useful lives of our directory services agreements acquired by RHD in the RHD Merger (collectively, the “Dex Directory Services Agreements”) will be reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively.
In accordance with SFAS No. 144, the carrying value of the local and national customer relationships acquired in the RHD Merger have been adjusted by the impairment charges noted above. The adjusted carrying amounts of these intangible assets represent their new cost basis. Accumulated amortization prior to the impairment charges has been eliminated and the new cost basis will be amortized over the remaining useful lives of the intangible assets. Amortization expense related to our intangible assets was $179.9 million, $175.9 million and $115.3 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. Amortization for the five succeeding years is estimated to be approximately $220.9 million, $152.9 million, $146.8 million, $145.3 million and $143.6 million, respectively. Amortization expense in 2009 is expected to increase by approximately $41.3 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships subsequent to the impairment charges during the fourth quarter of 2008. Annual amortization of intangible assets for tax purposes is approximately $243.5 million.

The acquired long-term intangible assets and their respective book values, as adjusted, at December 31, 2008 are shown in the following table.

	December 31, 2008
	Directory	Local	National
	Services	CMR	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	Names	Commitment	Total

Fair value	$4,231,745	$140,186	$30,318	$279,455	$14,971	$4,696,675
Accumulated amortization	(294,505)	—	—	(54,457)	(3,647)	(352,609)

Net intangible assets	$3,937,240	$140,186	$30,318	$224,998	$11,324	$4,344,066

The acquired intangible assets and their respective book values at December 31, 2007 are shown in the following table:

	December 31, 2007
	Directory	Local	National
	Services	CMR	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	Names	Commitment	Total

Fair value	$4,240,000	$495,000	$120,000	$280,000	$15,000	$5,150,000
Accumulated amortization	(193,492)	(50,167)	(9,454)	(35,778)	(2,396)	(291,287)

Net intangible assets	$4,046,508	$444,833	$110,546	$244,222	$12,604	$4,858,713

At December 31, 2008, the book values of our intangible assets have decreased as compared to the respective book values at December 31, 2007, due to adjustments related to deferred income tax liabilities established upon completion of the RHD Merger.
In connection with the RHD Merger, RHD acquired the Dex Directory Services Agreements, which Dex Media had entered into with Qwest, including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas. The fair value assigned to the Dex Media Directory Services Agreements for Dex Media West of $4.2 billion was based on the multi-period excess earnings method and was amortized under the straight-line method over 42 years through December 31, 2008. The remaining useful life has been changed as noted above. Under the multi-period excess earnings method, the projected cash flows of the intangible assets are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.
As a result of the RHD Merger, RHD also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20.0 million of advertising per year through 2017 from Dex Media at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to Dex Media the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to Dex Media the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex States and the right to use these marks in connection with dexknows.com (the intangible assets in (2) and (3) collectively, “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.
During the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, the Company recorded a non-cash contribution from its Owner related to the annual settlement with Dex Media West of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media East and Qwest of $2.8 million, $3.0 million and $3.2 million, respectively.

The fair values of the local and national customer relationships were determined based on the multi-period excess earnings method. As a result of cost uplift (defined below) from purchase accounting being substantially amortized, during the first quarter of 2007, we commenced amortization of local customer relationships established as a result of the RHD Merger. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships, subsequent to the impairment charges noted above, is approximately 20 years.
The fair value of the Trade Names was determined based on the “relief from royalty” method, which values the Trade Names based on the estimated amount that a company would have to pay in an arms length transaction to use these Trade Names. This asset is being amortized under the straight-line method over 15 years.
If industry and economic conditions in RHD’s markets continue to deteriorate and if the trading value of Dex Media’s and our debt and RHD’s debt and equity securities decline further, RHD will be required to once again assess the recoverability and useful lives of its long-lived assets and other intangible assets, which could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
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
During the one month ended January 31, 2006, the Company recorded a non-cash contribution from its Owner related to the annual settlement with Dex Media West of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media East and Qwest of $1.1 million.
In accordance with SFAS No. 142, goodwill was not amortized, but was subject to periodic impairment testing. No impairment losses were recorded during the one month ended January 31, 2006. The balances of intangible assets from the Dex West Acquisition were eliminated in purchase accounting as a result of the RHD Merger.
Fixed Assets and Computer Software
Fixed assets and computer software are recorded at cost. Fixed assets and computer software acquired in conjunction with acquisitions are recorded at fair value on the acquisition date. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures, and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Computer software	$68,514	$52,317
Computer equipment	13,105	11,076
Machinery and equipment	771	814
Furniture and fixtures	3,234	3,054
Leasehold improvements	5,178	5,534
Construction in Process — Computer software and equipment	507	5,016

Total cost	91,309	77,811
Less accumulated depreciation and amortization	(46,601)	(32,421)

Net fixed assets and computer software	$44,708	$45,390

Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 and one month ended January 31, 2006 was as follows:

			Successor Company	Predecessor Company
	Year Ended December 31,		Eleven Months Ended	One Month Ended
	2008	2007	December 31, 2006	January 31, 2006

Depreciation of fixed assets	$3,802	$4,253	$4,854	$431
Amortization of computer software	16,169	12,744	10,532	859

Total depreciation and amortization on fixed assets and computer software	$19,971	$16,997	$15,386	$1,290

During the year ended December 31, 2008, we retired certain computer software fixed assets, which resulted in an impairment charge of $0.2 million.
Interest Expense and Deferred Financing Costs
Interest expense for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006 was $193.7 million, $182.1 million and $184.3 million, respectively. Interest expense for the one month ended January 31, 2006 was $17.7 million. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated as a result of purchase accounting required under GAAP. For the Predecessor Company, certain costs associated with the issuance of debt instruments were capitalized on the consolidated balance sheet. These costs were being amortized to interest expense over the terms of the related debt agreements. Both the Predecessor and Successor Company used the bond outstanding method to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense for the Successor Company was $5.0 million, $1.8 million and $2.0 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. Amortization of deferred financing costs included in interest expense for the Predecessor Company was $1.1 million for the one month ended January 31, 2006. Apart from business combinations, the Company’s policy is to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense for the year ended December 31, 2008 includes the write-off of unamortized deferred financing costs of $2.1 million associated with the refinancing of our former credit facility, which has been accounted for as an extinguishment of debt.
As a result of the ineffective interest rate swaps associated with the refinancing of our former credit facility, interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a reduction of $7.0 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
In conjunction with the RHD Merger and as a result of purchase accounting required under GAAP, our debt was recorded at its fair market value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the RHD Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $14.1 million, $13.0 million and $11.1 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $14.1 million, $18.9 million and $10.4 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. Total advertising expense was $2.3 million for the one month ended January 31, 2006. Total advertising expense for the year ended December 31, 2008 includes $5.2 million of costs associated with traffic purchased and distributed to multiple advertiser landing pages on our proprietary local search site, with no comparable expense for the year ended December 31, 2007 and the eleven months ended December 31, 2006.

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
During the year ended December 31, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented 5.9% of our net revenue for the year ended December 31, 2008, as compared to 2.6% for the year ended December 31, 2007 and 3.6% for the eleven months ended December 31, 2006. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.
At December 31, 2008, we had interest rate swap agreements with major financial institutions with a notional amount of $650.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Labor Unions
Dex Media has approximately 1,800 employees of which approximately 1,200, or approximately 67%, are represented by labor unions covered by two collective bargaining agreements. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 800 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and its collective bargaining agreement with the CWA expires in October 2009. Dex Media intends to engage in good faith bargaining and, as such, the results of those negotiations cannot yet be determined.
Derivative Financial Instruments and Hedging Activities
We account for our derivative financial instruments and hedging activities in accordance with SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. We utilize a combination of fixed rate and variable rate debt to finance our operations. The variable rate debt exposes us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, our credit facility requires that we maintain hedge agreements to provide a fixed rate on at least 33% of our indebtedness. To satisfy this objective, we have entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. Our interest rate swap agreements effectively convert $650.0 million, or approximately 60%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31, 2008, approximately 47% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 81% of our total debt portfolio as of December 31, 2008.

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
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings as a component of interest expense. Any amounts previously recorded to accumulated other comprehensive loss will be amortized to interest expense in the same period(s) in which the interest expense of the underlying debt impacts earnings.
See Note 5, “Derivative Financial Instruments,” for additional information regarding our derivative financial instruments and hedging activities.
Pension and Postretirement Benefits
Pension and postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. During 2008, 2007 and 2006, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plan.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive loss in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 became effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We have adopted the funded status recognition provisions of SFAS No. 158 related to our defined benefit pension and postretirement plans and comply with the measurement date provisions of SFAS No. 158.
During October 2008, RHD froze all current defined benefit plans covering all non-union employees and curtailed the non-union retiree health care and life insurance benefits. See Note 8, “Benefit Plans,” for further information regarding our benefit plans.

Income Taxes
We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and, as such, we adopted FIN No. 48 on January 1, 2007.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 7, “Income Taxes,” for more information regarding our benefit (provision) for income taxes as well as the impact of adopting FIN No. 48.
Stock-Based Awards
Successor Company
RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees and non-employee directors are eligible to receive stock options, stock appreciation rights (“SARs”), limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. RHD’s Compensation & Benefits Committee determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
As of December 31, 2008, non-employee directors of RHD receive options to purchase 1,500 shares and an award of 1,500 shares of restricted stock upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 shares of restricted stock. Non-employee directors may also elect to receive additional equity awards in lieu of all or a portion of their cash fees.
RHD and the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the year ended December 31, 2008, RHD and the Company utilized a forfeiture rate of 8% in determining compensation expense. For the year ended December 31, 2007 and the eleven months ended December 31, 2006, RHD and the Company utilized a forfeiture rate of 5% in determining compensation expense.
RHD allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006.

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
See Note 6, “Stock Incentive Plans,” for additional information regarding RHD’s and our stock incentive plans and the adoption of SFAS No. 123 (R).
Fair Value of Financial Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At December 31, 2008 and 2007, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt as disclosed in Note 4, “Long-Term Debt, Credit Facility and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:
Level 1 — Unadjusted quoted market prices in active markets for identical assets and liabilities.
Level 2 — Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3 — Prices or valuations that require inputs that are both significant to the measurement and unobservable.
SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, we adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
December 31, 2008
Using Significant Other
Description	Observable Inputs (Level 2)
Derivatives — Liabilities	$(5,731)

Valuation Techniques
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date.
Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. In accordance with SFAS No. 157, the impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the year ended December 31, 2008, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $1.0 million.
Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.
Fair Value Control Processes
The Company employs control processes to validate the fair value of its derivative instruments derived from the pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.
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
New Accounting Pronouncements
The FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, the Company plans to adopt the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on the Company’s results of operations and financial condition will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption will not impact the Company’s results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R), replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied on a prospective basis and, for the Company, would be effective for any business combination transactions with an acquisition date on or after January 1, 2009. The impact that the adoption of this pronouncement may have on the Company’s results of operations and financial condition will depend on the nature and extent of any business combinations subsequent to its effective date.
We have reviewed other accounting pronouncements that were issued as of December 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Restructuring Charges
The table below shows the activity in our restructuring reserves during the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006.

	2006	2007	2008
	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Total

Balance at January 31, 2006	$—	$—	$—	$—
Additions to reserve charged to goodwill	9,644	—	—	9,644
Payments	(6,418)	—	—	(6,418)

Balance at December 31, 2006	3,226	—	—	3,226
Additions to reserve charged to goodwill	62	—	—	62
Additions to reserve charged to earnings	—	254	—	254
Payments	(1,626)	—	—	(1,626)
Reserve reversal credited to goodwill	(318)	—	—	(318)

Balance at December 31, 2007	1,344	254	—	1,598
Additions to reserve charged to earnings	—	119	10,924	11,043
Payments	(746)	(373)	(7,645)	(8,764)
Reserve reversal credited to earnings	(598)	—	—	(598)

Balance at December 31, 2008	$—	$—	$3,279	$3,279

During the second quarter of 2008, RHD initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacated leased facilities (“2008 Restructuring Actions”) to occur throughout 2008 and into 2009. During the year ended December 31, 2008, we recognized a restructuring charge to earnings associated with the 2008 Restructuring Actions of $10.9 million, primarily related to outside consulting services and severance, and made payments of $7.6 million
During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $0.3 million associated with headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the year ended December 31, 2008, we recognized a restructuring charge to earnings of $0.1 million associated with the 2007 Restructuring Actions and made payments of $0.4 million, which consist primarily of payments for severance. No payments were made associated with the 2007 Restructuring Actions during the year ended December 31, 2007.

As a result of the RHD Merger, we completed a restructuring that included the termination and relocation of certain employees as well as vacating certain of Dex Media’s leased facilities in Colorado, Minnesota, Nebraska and Oregon. We estimated our share of the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of the leased facilities, net of estimated sublease income, to be approximately $9.6 million and such costs were charged to goodwill during the eleven months ended December 31, 2006. During January 2007, we finalized our estimate of costs associated with terminated employees and recognized a charge to goodwill of $0.1 million. During 2007, we finalized our assessment of the relocation reserve established as a result of the RHD Merger and as a result, we reversed the remaining amount in the reserve of $0.3 million, with a corresponding offset to goodwill. During the year ended December 31, 2008, we reversed a portion of the reserve related to severance and our leased facilities by $0.6 million, with a corresponding credit to earnings. Payments made with respect to severance and relocation during the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006 totaled $0.3 million, $0.9 million and $6.1 million, respectively. Payments of $0.4 million, $0.7 million and $0.3 million were made during the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively, with respect to our vacated leased facilities.
The Successor Company recognized merger related expenses of $1.5 million during the eleven months ended December 31, 2006 with no comparable expense during the years ended December 31, 2008 and 2007. These merger related costs for the eleven months ended December 31, 2006 included $1.2 million for bonuses to retain certain employees through the transition of the RHD Merger. The Predecessor Company recognized merger related expenses of $1.7 million during the one month ended January 31, 2006. These costs included legal and financial advisory fees, as well as stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the RHD Merger.
Restructuring charges that are charged to earnings are included in general and administrative expenses on the consolidated statements of operations.
4. Long-Term Debt, Credit Facility and Notes
Long-term debt of the Company at December 31, 2008 and 2007, including fair value adjustments required by GAAP as a result of the RHD Merger, consisted of the following:

	December 31,	December 31,
	2008	2007

Credit Facility	$1,080,000	$1,071,491
8.5% Senior Notes due 2010	393,883	398,736
5.875% Senior Notes due 2011	8,761	8,774
9.875% Senior Subordinated Notes due 2013	815,791	824,984

Total	2,298,435	2,303,985
Less: current portion	16,875	136,457

Long-term debt	$2,281,560	$2,167,528

The Company’s credit facility and the indentures governing the notes contain usual and customary representations and warranties as well as affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends on our subsidiary’s equity interests, repurchase its equity interests or make other payments to Dex Media; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances, in each case, subject to customary and negotiated exceptions and limitations, as applicable. The Company’s credit facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of the assets of Dex Media West and its subsidiary, including their equity interests, are pledged to secure the obligations under their respective credit facility.
Credit Facility
On June 6, 2008, we refinanced our credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million Dex Media West Revolver. In the event that more than $25.0 million of our 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance our 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses. The refinancing of our credit facility was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2008 of $2.1 million related to the write-off of unamortized deferred financing costs.
As of December 31, 2008, the principal amounts owed under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 7.10% at December 31, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.
As of December 31, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
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
Notes
At December 31, 2008, Dex Media West had total outstanding notes of $1,218.4 million, comprised of $393.9 million 8.5% Senior Notes, $8.7 million 5.875% Senior Notes and $815.8 million Senior Subordinated Notes.
Dex Media West issued $385.0 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $385.0 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 8.5% Senior Notes had a fair market value of $231.0 million.
The 8.5% Senior Notes with a face value of $385.0 million are now redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price
2009 and thereafter	100.000%
Dex Media West issued $300.0 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2008, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 5.875% Senior Notes had a fair market value of $5.2 million.
The 5.875% Senior Notes with a remaining face value of $8.7 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price
2009	101.469%
2010 and thereafter	100.000%
Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 9.875% Senior Subordinated Notes had a fair market value of $180.9 million.

The 9.875% Senior Subordinated Notes with a remaining face value of $761.7 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price
2009	103.292%
2010	101.646%
2011 and thereafter	100.000%
Aggregate maturities of long-term debt (including current portion and excluding fair value adjustments under purchase accounting) at December 31, 2008 were:

2009	$16,875
2010	412,375
2011	37,720
2012	33,875
2013	829,650
Thereafter	904,875

Total	$2,235,370

See Note 1, “Business and Presentation — Significant Financing Activities” for additional information on the financing activities conducted during the year ended December 31, 2008.
Impact of RHD Merger
As a result of the RHD Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $14.1 million, $13.0 million and $11.1 million during the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. A total premium of $101.2 million was recorded upon consummation of the RHD Merger, of which $63.1 million remains unamortized at December 31, 2008, as shown in the following table.

			Long-Term Debt at
	Unamortized Fair	Long-Term Debt	December 31, 2008
	Value Adjustment at	at December 31,	Excluding Unamortized
	December 31, 2008	2008	Fair Value Adjustment

Dex Media West
Dex Media West 8.5% Senior Notes	$8,883	$393,883	$385,000
Dex Media West 5.875% Senior Notes	41	8,761	8,720
Dex Media West 9.875% Senior Subordinated Notes	54,141	815,791	761,650

Total Dex Media West Outstanding Debt at January 31, 2006	$63,065	$1,218,435	$1,155,370

5. Derivative Financial Instruments
The new Dex Media West credit facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Company has entered into the following interest rate swaps that effectively convert approximately $650.0 million of the Company’s variable rate debt to fixed rate debt as of December 31, 2008.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
February 14, 2006	$200	(2)	4.925% - 4.93%	February 14, 2009
May 25, 2006	100	(1)	5.326%	May 26, 2009
May 26, 2006	200	(2)	5.2725% - 5.275%	May 26, 2009
June 12, 2006	150	(2)	5.27% - 5.279%	June 12, 2009

Total	$650

(1)	Consists of one swap

(2)	Consists of two swaps
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
These interest rate swap agreements effectively convert $650.0 million of variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the Dex Media West swap agreements, which have not been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and as of December 31, 2008, pay a weighted average fixed rate of 5.2%. The interest rate swaps mature at varying dates from February 2009 — June 2009. The weighted average rate received on our interest rate swaps was 2.1% during the year ended December 31, 2008. These periodic payments and receipts are recorded as interest expense.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. As a result of the refinancing of the former Dex Media West credit facility, the interest rate swaps associated with this credit facility were deemed ineffective on June 6, 2008. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $15.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a reduction of $7.0 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008. For the eleven months ended December 31, 2006, the Company recorded a reduction to interest expense of $0.6 million as a result of the change in fair value of undesignated interest rate swaps. For the one month ended January 31, 2006, the Company recorded a reduction to interest expense of $0.2 million as a result of the change in fair value of undesignated interest rate swaps. During May 2006, the Company entered into $450.0 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $2.3 million for the eleven months ended December 31, 2006.

During the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, the Company reclassified $22.3 million of hedging losses and $2.9 million and $1.1 million of hedging gains into earnings, respectively. As of December 31, 2008, $4.8 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.
6. Stock Incentive Plans
Successor Company
For the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, the Company recognized $8.9 million, $11.9 million and $9.9 million, respectively, of stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans.
RHD allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006. All other information presented below, including unrecognized compensation expense, relates to RHD’s stock award and incentive plans in total.
During the year ended December 31, 2008, the Company was able to utilize the tax benefit resulting from stock-based award exercises of $4.0 million. During the year ended December 31, 2007 and the eleven months ended December 31, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by the tax impact of stock-based award exercises for the year ended December 31, 2007 and the eleven months ended December 31, 2006.
Under SFAS No. 123 (R), the fair value of RHD’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the years ended December 31, 2008, 2007 and 2006 was $2.49, $22.47 and $20.08, respectively. The following assumptions were used in valuing these stock-based awards for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31, 2008	December 31, 2007	December 31, 2006

Expected volatility	58.8%	23.5%	28.2%
Risk-free interest rate	2.8%	4.5%	4.4%
Expected life	5 Years	5 Years	5 years
Dividend yield	0%	0%	0%
RHD estimates expected volatility based on the historical volatility of the price of its common stock over the expected life of the stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is estimated consistent with the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (“SAB No. 110”). The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
RHD grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of RHD’s common stock at such time.
For the year ended December 31, 2008, RHD granted 3.7 million stock options and SARs, which includes 1.2 million SARs granted in connection with the Exchange Program (defined below). The following table presents a summary of RHD’s stock options and SARs activity and related information for the year ended December 31, 2008:

		Weighted Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2008	5,863,802	$48.51	$3
Granted	3,700,469	5.38	—
Exercises	(18,653)	5.16	(1)
Exchanged	(4,186,641)	49.57	—
Forfeitures	(427,716)	39.02	—

Awards outstanding, December 31, 2008	4,931,261	$15.70	$2

Available for future grants at December 31, 2008	3,279,565

The total intrinsic value of RHD’s stock-based awards vested during the years ended December 31, 2008 and 2007 was less than $0.1 million and $1.7 million, respectively. The total fair value of RHD’s stock-based awards vested during the years ended December 31, 2008 and 2007 was $16.6 million and $19.0 million, respectively.
The following table summarizes information about RHD’s stock-based awards outstanding and exercisable at December 31, 2008:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Remaining	Weighted Average
Exercise/Grant		Contractual Life	Exercise/Grant		Contractual Life	Exercise/Grant
Prices	Shares	(In Years)	Price Per Share	Shares	(In Years)	Price Per Share

$ 0.22 - $ 7.11	3,629,894	6.34	$5.00	378,717	6.25	$6.36
$10.78 - $14.75	96,859	4.35	10.78	96,859	4.35	10.78
$15.22 - $19.41	66,060	6.74	18.17	34,039	5.28	18.12
$24.75 - $29.59	337,049	.89	25.75	337,049	.89	25.75
$30.11 - $39.21	23,798	4.33	33.81	13,598	3.08	31.81
$41.10 - $43.85	192,667	2.36	41.42	192,667	2.36	41.42
$46.06 - $55.25	23,660	3.32	50.88	20,160	3.13	50.26
$56.55 - $66.23	323,865	3.85	63.63	293,843	3.77	63.78
$70.44 - $80.68	237,409	5.18	74.55	147,492	5.15	74.46

	4,931,261	5.53	$15.70	1,514,424	3.76	$34.96

The aggregate intrinsic value of RHD’s exercisable stock-based awards as of December 31, 2008 was less than $0.1 million.

The following table summarizes the status of RHD’s non-vested stock awards as of December 31, 2008 and changes during the year ended December 31, 2008:

	Non-vested	Weighted Average	Non-Vested	Weighted Average
	Stock Options	Grant Date Exercise	Restricted	Grant Date Fair
	and SARs	Price Per Award	Stock	Value Per Award

Non-vested at January 1, 2008	2,088,640	$63.96	$151,564	$62.67
Granted	3,700,469	5.38	767,649	3.81
Vested	(976,891)	45.86	(170,490)	18.65
Unvested exchanged	(1,035,252)	66.91	—	—
Forfeitures	(360,129)	40.06	(39,194)	41.03

Non-vested at December 31, 2008	3,416,837	$7.45	$709,529	$10.81

As of December 31, 2008, there was $17.0 million of total unrecognized compensation cost related to RHD’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying RHD’s estimated forfeiture rate, RHD expects 3.1 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at December 31, 2008 of RHD’s non-vested stock-based awards expected to vest is less than $0.1 million and the corresponding weighted average grant date exercise price is $7.45 per share.
On March 4, 2008, RHD granted 2.2 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $1.5 million for the year ended December 31, 2008.
In April 2008, RHD increased its estimated forfeiture rate in determining compensation expense from 5% to 8%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $0.6 million during the year ended December 31, 2008.
In March 2008, RHD’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, a program under which RHD’s current employees, including executive officers, were permitted to surrender certain then outstanding stock options and stock appreciation rights (“SARs”), with exercise prices substantially above the then current market price of RHD’s common stock, in exchange for fewer new SARs, with new vesting requirements and an exercise price equal to the market value of RHD’s common stock on the grant date (the “Exchange Program”). The exercise prices of the outstanding options and SARs eligible for the Exchange Program ranged from $10.78 to $78.01. Other outstanding stock awards, including restricted stock units, were not eligible for the Exchange Program.
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

In connection with the Exchange Program, on July 14, 2008, RHD granted 1.2 million SARs to certain employees, including certain senior management members of RHD, Dex Media and the Company, in exchange for 4.2 million outstanding options and SARs for a total recapture of 3.0 million shares. These SARs, which are settled in RHD’s common stock, were granted at a grant price of $1.69 per share. The SARs granted in the Exchange Program have a seven-year term and a new three-year vesting schedule, subject to accelerated vesting upon the occurrence of certain events. Exercisability of the SARs granted to senior management members is conditioned upon the achievement of the following stock price appreciation targets, in addition to the three year service-based vesting requirements for all new SARs: (a) the first vested tranche of new SARs shall not be exercisable until RHD’s stock price equals or exceeds $20 per share; (b) the second vested tranche of new SARs shall not be exercisable until RHD’s stock price equals or exceeds $30 per share; and (c) the third and final vested tranche of new SARs shall not be exercisable until RHD’s stock price equals or exceeds $40 per share. These share price appreciation conditions will be deemed satisfied if at any time during the life of the new SARs the average closing price of RHD’s common stock during any ten consecutive trading days equals or exceeds the specified target stock price, provided, however, that otherwise vested SARs that do not become exercisable prior to their expiration date due to the failure to achieve these performance conditions shall terminate unexercised. In addition, the following events effectively accelerate the exercisability of one-third (100% if an involuntary termination occurs within two years of change in control) of the total new SARs granted to each senior management member if any stock appreciation target has yet to have been met at that time: voluntary or involuntary termination, death, disability or retirement.
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
RHD will recognize an incremental non-cash charge of $0.6 million associated with the Exchange Program over its three year vesting period, of which less than $0.1 million was recognized by us during the year ended December 31, 2008.
On February 27, 2007, RHD granted 1.1 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $1.9 million and $3.8 million for the years ended December 31, 2008 and 2007, respectively.
On December 13, 2006, RHD granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in RHD’s common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of RHD’s common stock on the date of grant. The vesting of these restricted shares is contingent upon RHD’s common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with RHD through the third anniversary of the date of grant. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of $0.2 million, $0.8 million and less than $0.1 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively.
On February 21, 2006, RHD granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in RHD’s common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of $0.6 million, $0.6 million and $0.9 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively.

On February 21, 2006, RHD granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 and February 24, 2005 SAR grants is 100% of the initial grant price. The Company recognized non-cash compensation expense related to these and other smaller SAR grants of $1.3 million, $2.5 million and $2.4 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively.
In connection with the RHD Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of RHD’s common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the RHD Merger. The Company recognized non-cash compensation expense related to these SARs of $1.9 million, $2.4 million and $1.9 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively.
At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the RHD Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At December 31, 2008, the number of RHD shares remaining available for future issuance totaled less than 0.5 million under the 2004 Plan. For the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, the Company’s non-cash compensation expense related to these converted awards totaled $0.6 million, $0.9 million and $1.5 million, respectively.
The RHD Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the RHD Merger, and the SARs now vest ratably over three years from the date of grant. For the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, 0.5 million, $0.8 million and $1.6 million, respectively, of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. The Company’s non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the RHD Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the RHD Merger not mentioned above, totaled $1.0 million, $0.9 million and $3.2 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively.
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
7. Income Taxes
Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax benefit (provision) is the result of changes in the deferred tax assets and liabilities.
Benefit (provision) for income taxes consisted of:

			Successor Company	Predecessor Company
	Year Ended December 31,		Eleven Months Ended	One Month Ended
	2008	2007	December 31, 2006	January 31, 2006

Current provision
U.S. Federal	$(18,207)	$(903)	$—	$—
State and local	(2,804)	—	—	—

Total current provision	(21,011)	(903)	—	—
Deferred benefit (provision)
U.S. Federal	558,673	(52,385)	76,230	(2,650)
State and local	24,605	(7,554)	5,231	(484)

Total deferred benefit (provision)	583,278	(59,939)	81,461	(3,134)

Benefit (provision) for income taxes	$562,267	$(60,842)	$81,461	$(3,134)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

			Successor Company	Predecessor Company
	Year Ended December 31,		Eleven Months Ended	One Month Ended
	2008	2007	December 31, 2006	January 31, 2006

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.5	3.0	2.4	3.6
Non-deductible expense	—	0.1	0.7	0.5
Valuation allowance	—	0.1	—	0.8
Other, net	(2.4)	(1.8)	—	—

Effective tax rate	36.1%	36.4%	38.1%	39.9%

Deferred tax assets and liabilities consisted of the following at December 31, 2008 and 2007.

	2008	2007

Deferred tax assets
Allowance for doubtful accounts	$8,209	$2,453
Deferred and other compensation	10,704	7,081
Deferred directory revenue	—	19,968
Deferred financing costs	12,287	17,655
Debt and other interest	31,178	32,594
Pension and other retirement benefits	19,381	7,774
Restructuring reserves	1,517	563
Net operating loss and credits carryforwards	1,400	13,402
Other, net	538	1,881

Total deferred tax assets	85,214	103,371
Valuation allowance	(38)	(169)

Net deferred tax assets	85,176	103,202

Deferred tax liabilities
Fixed assets and capitalized software	8,316	6,235
Purchased goodwill and intangible assets	765,310	1,353,716
Other, net	77	—

Total deferred tax liabilities	773,703	1,359,951

Net deferred tax liabilities	$688,527	$1,256,749

Successor Company
The 2008 benefit for income taxes of $562.3 million is comprised of a federal income tax benefit of $540.5 million, of which $558.7 million represents a deferred income tax benefit and $18.2 million represents a current tax provision, and a state income tax benefit of $21.8 million, of which $24.6 million represents a deferred income tax benefit and $2.8 million represents a current tax provision. The 2008 benefit for income taxes resulted in an effective tax rate of 36.1% and generated regular taxable income of approximately $62.6 million. In addition, the Company recognized a $1.4 million current federal tax provision related to alternative minimum taxes. The Company’s alternative minimum taxable income is offset on a consolidated basis by losses for alternative minimum tax purposes at RHD. As a result, the Company has recorded an additional intercompany liability for $1.4 million in recognition of the utilization of RHD’s alternative minimum taxable losses. As of December 31, 2008, the Company has a total intercompany liability of $1.4 million related to income taxes.
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
At December 31, 2007, the Company had federal net operating loss carryforwards which were utilized against the Company’s taxable income during 2008. A portion of the benefits from the net operating loss carryforwards are generated by the exercise of stock awards and are reflected in owner’s interest as required by SFAS No. 123(R). The 2008 and 2007 tax deductions for stock awards were $0.2 million and $10.7 million, respectively. At December 31, 2007, the Company had unrealized stock option deductions from prior periods of approximately $40.0 million, of which $10.1 million was utilized against the Company’s taxable income during 2008. A portion of the benefits from the net operating loss carryforwards is reflected in intangible assets on the consolidated balance sheet at December 31, 2008, as a portion of these net operating loss carryforwards are generated by deductions related to the excess tax basis over book basis in goodwill at the time of the RHD Merger. During 2008, tax benefits from the excess tax basis amortization in goodwill reduced our intangible asset impairment charge and intangible assets by $16.6 million and $8.8 million, respectively. In addition, the Company has alternative minimum tax credit carryforwards of approximately $1.4 million, which are available to reduce future federal income taxes over an indefinite period.
In assessing the realizability of our deferred income tax assets, we have considered whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies. The Company believes that it is more likely than not that some of the deferred income tax assets resulting from state net operating losses will not be realized, contributing to a valuation allowance of less than $0.1 million.

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
Dex Media West had an ownership change under Internal Revenue Code section 382 upon the consummation of the RHD Merger. The Company determined the limitation for future use for tax purposes of certain built in losses in accordance with section 382 as of the date of the RHD Merger. The Company does not expect that the limitation determined at the date of the RHD Merger will reduce the utilization of such losses in the foreseeable future.
Adoption of FIN No. 48
As of December 31, 2008 and December 31, 2007, the Company has no material liability for unrecognized tax benefits.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits and tax liabilities in income tax expense. The Company has not accrued any amount for possible tax penalties.
The Company is subject to tax in the United States and various state jurisdictions. The Company’s federal tax returns through the year ended November 30, 2003 have been audited by the Internal Revenue Service (“IRS”). Therefore, tax years 2003 through 2007 are still subject to examination by the IRS. The Company’s major state jurisdictions are open to possible adjustment by state tax authorities for an average of three years.
8. Benefit Plans
On October 21, 2008, the Compensation & Benefits Committee of RHD’s Board of Directors approved a comprehensive redesign of RHD’s and Dex Media’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of RHD and the Company will be provided through a single defined contribution plan. This unified 401(k) plan will replace the pre-existing Dex Media 401(k) savings plan. RHD will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.
In conjunction with establishing the new unified defined contribution plan, RHD and Dex Media have frozen the Dex Media, Inc. Pension Plan covering all non-union employees, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.

Additionally, on October 21, 2008, the Compensation & Benefits Committee of RHD’s Board of Directors approved for non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
As a result of implementing the freeze on Dex Media’s defined benefit plans, we recognized one-time non-cash curtailment gains of $2.0 million during the year ended December 31, 2008, entirely offset by losses incurred on plan assets and recognition of previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for non-union employees, we recognized one-time non-cash curtailment gains of $13.1 million during the year ended December 31, 2008.
The following represents a summary of each of Dex Media’s benefit plans offered to Dex Media West employees prior to the redesign of RHD’s employee retirement savings and pension plans in October 2008, as the redesign was not effective until January 1, 2009.
Pension Plan. Dex Media has a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Dex Media was required to make contributions of $9.5 million and $12.8 million to its pension plan for the years ended December 31, 2008 and 2007, respectively. No contributions were required or made to the Dex Media pension plan for the eleven months ended December 31, 2006 or the one month ended January 31, 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
Savings Plan. Dex Media offers a defined contribution 401(k) savings plan to substantially all employees. For management employees, Dex Media contributes 100% of the first 4% of each participating employee’s salary and 50% of the next 2%. For management employees, the Dex Media match is limited to 5% of each participating employee’s eligible earnings. For occupational employees, Dex Media contributes 81% of the first 6% of each participating employee’s salary not to exceed 4.86% of eligible earnings for any one pay period. Dex Media’s matching contributions are limited to $4,860 per occupational employee annually. Contributions under this plan were $2.7 million, $3.3 million and $2.8 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. Contributions under this plan were $0.4 million for the one month ended January 31, 2006.
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

Benefit Obligations and Funded Status
A summary of the funded status of Dex Media’s benefit plans at December 31, 2008 and 2007 is as follows:

	Pension Plan		Postretirement Plan
(in thousands)	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation, beginning of year	$168,943	$186,992	$71,977	$68,732
Service cost	7,069	8,225	1,160	1,357
Interest cost	10,142	10,309	4,333	3,999
Actuarial loss (gain)	15,816	(16,154)	(1,983)	1,057
Benefits paid	(1,739)	(1,609)	(3,490)	(3,168)
Curtailments gain	(3,189)	—	(17,444)	—
Plan settlements	(41,242)	(18,820)	—	—

Benefit obligation, end of year	$155,800	$168,943	$54,553	$71,977

Change in plan assets
Fair value of plan assets, beginning of year	$133,950	$134,431	$—	$—
Return (loss) on plan assets	(35,133)	7,197	—	—
Employer contributions	9,560	12,751	3,490	3,168
Benefits paid	(1,739)	(1,609)	(3,490)	(3,168)
Plan settlements	(41,242)	(18,820)	—	—

Fair value of plan assets, end of year	$65,396	$133,950	$—	$—

Funded status at end of year	$(90,404)	$(34,993)	$(54,553)	$(71,977)

Net amounts recognized in Dex Media’s consolidated balance sheets at December 31, 2008 and 2007 are as follows:

	Pension Plan		Postretirement Plan
	2008	2007	2008	2007

Current liabilities	$—	$—	$(5,635)	$(5,734)
Non-current liabilities	(90,404)	(34,993)	(48,918)	(66,243)

Net amount recognized	$(90,404)	$(34,993)	$(54,553)	$(71,977)

The accumulated benefit obligation for the defined benefit pension plan was $150.4 million and $159.6 million at December 31, 2008 and 2007, respectively.
Components of Net Periodic Benefit Expense
The net periodic benefit expense of the pension plan allocated to Dex Media West for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006 is as follows:

			Successor Company	Predecessor Company
	Year Ended December 31,		Eleven Months Ended	One Month Ended
	2008	2007	December 31, 2006	January 31, 2006

Service cost	$4,907	$5,763	$4,919	$398
Interest cost	6,711	6,946	6,294	494
Expected return on plan assets	(6,796)	(7,201)	(6,378)	(594)
Amortization of unrecognized net gain	(163)	—	—	(9)
Settlement loss (gain)	2,578	(1,148)	(689)	—
Other adjustments	—	(3)	—	—

Net periodic benefit expense	$7,237	$4,357	$4,146	$289

The net periodic benefit expense of the postretirement plan allocated to Dex Media West for the years ended December, 31, 2008 and 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006 is as follows:

			Successor Company	Predecessor Company
	Year Ended December 31,		Eleven Months Ended	One Month Ended
	2008	2007	December 31, 2006	January 31, 2006

Service cost	$820	$968	$1,366	$94
Interest cost	2,781	2,516	2,170	173
Amortization of unrecognized prior service credit	(5)	(5)	—	(22)
Curtailment gain	(13,069)	—	—	—
Amortization of unamortized net gain	(27)	—	—	—
Other adjustments	—	(3)	—	—

Net periodic benefit (income) expense	$(9,500)	$3,476	$3,536	$245

The following table presents the amount of Dex Media West’s previously unrecognized actuarial gains and losses and prior service cost (credit), both currently in accumulated other comprehensive loss, expected to be recognized as net periodic benefit expense in 2009:

		Postretirement
	Pension Plan	Plan

Previously unrecognized actuarial gain expected to be recognized in 2009	$—	$—
Previously unrecognized prior service credit expected to be recognized in 2009	$—	$(4)
Amounts recognized in Dex Media’s accumulated other comprehensive loss at December 31, 2008 and 2007 consist of:

	Pension Plan		Postretirement Plan
	2008	2007	2008	2007

Net actuarial loss (gain)	$40,933	$(13,844)	$(1,442)	$(2,095)
Prior service credit	$—	$—	$(45)	$(58)
Assumptions
The following assumptions were used in determining the benefit obligations for the pension plan:

	Year Ended December 31,
	2008	2007

Weighted average discount rate	5.87%	6.48%
Rate of increase in future compensation	3.66%	3.66%
The following assumptions were used in determining the benefit obligations for the postretirement plan:

	Year Ended December 31,
	2008	2007

Weighted average discount rate	5.87%	6.48%
The discount rate reflects the current rate at which the pension and post-retirement obligations could effectively be settled at the end of the year. During 2008, 2007 and 2006, Dex Media utilized the Citigroup Pension Liability Index (the “Index”) as the appropriate discount rate for its defined benefit pension plan. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate.
The freeze on Dex Media’s defined benefit plans on October 21, 2008 resulted in a curtailment as defined by SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (“SFAS No. 88”). This curtailment required a re-measurement of the plans’ liabilities and net periodic benefit expense at November 1, 2008, the notification date.

On December 31, 2008, October 31, 2008, July 1, 2008, December 1, 2007 and July 1, 2006 and thereafter, settlements of Dex Media’s pension plan occurred as defined by SFAS No. 88. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs for the year. These settlements resulted in the recognition of actuarial losses of $2.6 million for the year ended December 31, 2008 and actuarial gains of $1.1 million and $0.7 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively. Pension expense in 2008 was recomputed based on assumptions as of the July 1, 2008 and November 1, 2008 settlement dates, resulting in an increase in the discount rate from 6.48% to 6.82% and finally to 8.01%. Pension expense in 2006 was recomputed based on assumptions from the July 1, 2006 settlement date, resulting in an increase in the discount rate from 5.50% to 6.25% based on the Index.
The following assumptions were used in determining the net periodic benefit expense for the pension plan:

					Successor Company		Predecessor Company
	November 1, 2008 -	July 1, 2008 -	January 1 -		July 1, 2006 -	February 1, 2006 -	One Month Ended
	December 31, 2008	October 31, 2008	June 30, 2008	2007	December 31, 2006	June 30, 2006	January 31, 2006

Weighted average discount rate	8.01%	6.82%	6.48%	5.90%	6.25%	5.50%	5.75%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.66%	3.66%	3.66%	4.00%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	9.00%	9.00%	9.00%
The following assumptions were used in determining the net periodic benefit expense for the postretirement plan:

				Successor Company	Predecessor Company
	November 1, 2008 -	January 1, 2008 -		February 1, 2006 -	One Month Ended
	December 31, 2008	October 31, 2008	2007	December 31, 2006	January 31, 2006
Weighted average discount rate	8.01%	6.48%	5.90%	5.50%	5.75%
The elimination of the non-union retiree health care and life insurance benefits on October 21, 2008 resulted in a curtailment as defined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This curtailment required a re-measurement of the plans’ liabilities and net periodic benefit expense at November 1, 2008, the notification date. The weighted average discount rate used to determine net periodic expense for the postretirement plan was 8.01% for the period of November 1, 2008 to December 31, 2008, 6.48% from January 1, 2008 to October 31, 2008, 5.90% and 5.50% for 2007 and 2006, respectively.
The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit obligations for the postretirement plan:

	Postretirement Plan
	2008	2007

Healthcare cost trend rate assumed for next year
Under 65	10.00%	11.00%
65 and older	12.00%	13.00%
Rate to which the cost trend rate is assumed to decline
Under 65	5.00%	5.00%
65 and older	5.00%	5.00%
Year ultimate trend rate is reached	2014	2016

The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense for the postretirement plan:

	Postretirement Plan
	2008	2007

Healthcare cost trend rate assumed for next year
Under 65	10.00%	9.00%
65 and older	12.00%	11.00%
Rate to which the cost trend rate is assumed to decline
Under 65	5.00%	5.00%
65 and older	5.00%	5.00%
Year ultimate trend rate is reached	2014	2013
Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefit plans. A one percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2008:

	One Percent Change
	Increase	Decrease
Effect on the aggregate of the service and interest cost components of net periodic postretirement benefit cost (Consolidated Statement of Operations)	$67	$(61)
Effect on accumulated postretirement benefit obligation (Consolidated Balance Sheet)	$9	$(9)
Plan Assets
The pension plan weighted-average asset allocation at December 31, 2008 and 2007, by asset category, is as follows:

	Plan Assets at	Asset Allocation	Plan Assets at	Asset Allocation
	December 31,	Target	December 31,	Target
	2008		2007

Equity securities	58%	65%	64%	65%
Debt securities	42%	35%	36%	35%

Total	100%	100%	100%	100%

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
We used a rate of 8.5%, 8.5% and 9.0% as the expected long-term rate of return assumption on the pension plan assets for 2008, 2007 and 2006, respectively. The basis used for determining this rate was the long-term capital market return forecasts of an asset mix similar to the plan as well as an opportunity for active management of the assets to add value over the long-term. The active management expectation was supported by calculating historical returns for the seven investment managers who actively manage the plan’s assets. The decrease in the rate for 2007 was a result of increasing the debt securities portion of the asset mix held by the Plan.
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

Estimated Future Benefit Payments
The pension plan benefits and postretirement plan benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

	Pension Plan	Postretirement Plan
2009	$17,415	$3,334
2010	7,642	3,353
2011	7,942	3,178
2012	8,306	3,249
2013	8,486	3,252
Years 2014-2018	45,605	15,036
We expect to make contributions of approximately $27.8 million and $3.3 million to Dex Media’s pension plan and postretirement plan, respectively, in 2009.
Additional Information
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
9. Commitments
We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2019. Rent and lease expense for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006 was $5.9 million, $5.9 million and $6.9 million, respectively. Rent and lease expense for the one month ended January 31, 2006 was $0.7 million. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2008 are:

2009	$10,475
2010	10,285
2011	9,455
2012	9,242
2013	8,648
Thereafter	42,459

Total	$90,564

In connection with our software system modernization and on-going support services related to the Amdocs® software system, we are obligated to pay Amdocs $32.3 million over the periods 2009 through 2012. We have entered into agreements with Yahoo!, whereby Yahoo! will serve and maintain our local search listings for placement on its web-based electronic local information directory and electronic mapping products. We are obligated to pay Yahoo! up to $7.6 million during 2009 and 2010. We have entered into a Directory Advertisement agreement with a CMR to cover advertising placed with us by the CMR on behalf of Qwest. Under this agreement, we are obligated to pay the CMR approximately $4.5 million for commissions over the years 2009 through 2014.
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
11. Business Segments
Management reviews and analyzes its business of providing local search solutions as one operating segment.
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
These net intercompany balances have been classified as a current liability at December 31, 2008, as the Company intends to settle these balances with RHD during the next twelve months. As the change in net intercompany balances came as a result of operating transactions, they have been presented as operating activities on the consolidated statement of cash flows for the year ended December 31, 2008.
In general, substantially all of the net assets of the Company and its subsidiary are restricted from being paid as dividends to any third party, and our subsidiary is restricted from paying dividends, loans or advances to Dex Media with very limited exceptions, under the terms of the Dex Media West credit facility. We paid dividends to our Parent during the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006 of $191.7 million, $55.0 million and $276.1 million, respectively. We paid dividends to our parent during the one month ended January 31, 2006 of $10.2 million. Dividends paid to our parent are classified as financing activities on the consolidated statements of cash flows. See Note 4, “Long-Term Debt, Credit Facility and Notes,” for a further description of our debt instruments.
13. Valuation and Qualifying Accounts

		Net Additions
	Balance at	Charged To	Write-offs	Balance at
	Beginning of	Revenue and	and Other	End of
(in thousands)	Period	Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2008	$13,598	73,433	(65,679)	$21,352
For the year ended December 31, 2007	$10,803	45,871	(43,076)	$13,598
For the eleven months ended December 31, 2006	$39,498	33,234	(61,929)	$10,803
Deferred Income Tax Asset Valuation Allowance
For the year ended December 31, 2008	$169	—	(131)	$38
For the year ended December 31, 2007	$—	169	—	$169

14. Subsequent Events
On February 13, 2009, the Company borrowed the unused portion under the Dex Media West Revolver totaling $90.0 million. The Company made the borrowing under the revolving credit facility to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
Based upon beneficial ownership filings made with the SEC during the first quarter of 2009, the Company may have undergone an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company will perform the work necessary to confirm that determination and to assess its impact, if any, upon the Company’s substantial beneficial tax attributes, financial condition and results of operations prior to the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009. At this time, the Company has not concluded upon the potential impact, if any, of any possible ownership change upon its substantial beneficial tax attributes, financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
There have been no changes in, or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2008.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.
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
(b) Changes in Internal Controls
Other than changes relating to the material weakness noted above, there have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Prior to the identification of the material weakness noted above, during the current year, management began to implement certain controls over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures. The controls are described in the remediation plan in item (c) below. While the Company began to implement these controls with the intent of enhancing its control environment and while these controls did facilitate the identification of the material weakness, these additional controls were neither fully implemented nor operating effectively as of December 31, 2008.
(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
As described in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2008 due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures.
The Company has developed the following plan to remediate the material weakness:
•	During 2008, the Company began to implement, and during 2009 it will fully implement controls to formalize its evaluation of deferred income tax balances including a comprehensive reconciliation between deferred income tax balances determined on a basis in conformity with generally accepted accounting principles for financial reporting purposes and those determined for tax reporting purposes;

•	During 2008, the Company began to implement, and during 2009 it will fully implement an acceleration of the timing of certain tax review activities, including apportionment and allocation for income tax reporting purposes, during the financial statement closing process;

•	The Company will improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues; and

•	The Company will evaluate and supplement and/or train internal resources, as necessary, and evaluate external experts.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of December 31, 2008. However, the institutionalization of the internal control processes requires repeatable process execution, and because many of these additional controls rely extensively on manual review and approval, the successful execution of these controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.
ITEM 9B. OTHER INFORMATION.
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
KPMG LLP has served as the Company’s independent registered public accounting firm for the years ended December 31, 2008 and 2007.
The following table presents fees for professional services rendered by KPMG LLP for the audit of RHD’s annual financial statements and fees billed for other services at the consolidated level for the years ended December 31, 2008 and 2007 and fees billed for other services by KPMG LLP during these periods. The following fees are presented at a consolidated level, as opposed to a subsidiary level, since all principal accountant fees and services are approved by RHD’s Audit and Finance Committee at this consolidated level.

	2008	2007

Audit fees (1)	$2,983,500	$2,936,500
Audit-related fees (2)	—	40,330

Total fees	$2,983,500	$2,976,830

(1)	Audit fees for the years ended December 31, 2008 and 2007 were for professional services rendered by KPMG LLP for the audits of the consolidated financial statements of RHD and its subsidiary registrants, reviews of the financial statements included in RHD and its subsidiary registrants’ Quarterly Reports on Form 10-Q and other audit services for RHD at a consolidated level. The amount for 2008 represents an estimate of overall fees, which have not yet been fully billed, and includes final amounts billed for the 2007 audits.

(2)	Audit-related fees for the year ended December 31, 2007 were for assurance and related services rendered by KPMG LLP including acquisition due diligence and various other financial accounting, reporting and assurance services.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 (Successor Company) and the one month ended January 31, 2006 (Predecessor Company)
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 (Successor Company) and the one month ended January 31, 2006 (Predecessor Company)
Consolidated Statements of Changes in Owner’s Equity for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 (Successor Company) and the one month ended January 31, 2006 (Predecessor Company)
Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.

(b) Exhibits:

Exhibit
Number	Document
3.1+	Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed August 2, 2002.

3.2+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC (f/k/a GPP LLC), filed September 9, 2003.

3.3+	Certificate of Merger of GPP LLC and Dex Media West LLC, filed September 9, 2003.

3.4+	Certificate of Amendment of Certificate of Formation of Dex Media West LLC, filed October 6, 2003.

3.5+	Amended and Restated Limited Liability Company Agreement of Dex Media West LLC, dated September 9, 2003.

4.1+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.2+	Form of 8 1/2% Senior Notes due 2002 (included in exhibit 4.1)

4.3+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.4+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.3)

4.5++	Indenture with respect to the 5 7/8% Senior Notes due among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated November 24, 2004.

4.6++	Form of 5 7/8% Senior Notes due 2011 (included in exhibit 4.5)

10.1+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent. This agreement is no longer in effect.

10.2+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

10.3+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

10.4+	Publishing Agreement by and among Dex Holdings LLC, Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation, dated November 8, 2003.

10.5+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

Exhibit
Number	Document
10.6+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.7+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.8+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.9+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.10+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.11*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.12*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).

10.13	Master Agreement for Printing Services dated as of March 31, 2005, as amended, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-32249).

10.14*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.15*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.16*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

Exhibit
Number	Document
10.17	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626). This agreement is no longer in effect.

10.18	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626). This agreement is no longer in effect.

10.19	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626). This agreement is no longer in effect.

10.20	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626). This agreement is no longer in effect.

10.21	Credit Agreement, dated June 6, 2008, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.3 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008, Commission File No. 001-07155).

10.22	Guarantee and Collateral Agreement, dated as of June 6, 2008, among Dex Media West LLC, Dex Media West, Inc., the subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to RHD’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008, Commission File No. 001-07155).

31.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

31.2+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media West LLC under Section 302 of the Sarbanes-Oxley Act.

32.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 under Section 906 of the Sarbanes-Oxley Act David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media West LLC.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-112694), declared effective on May 14, 2004.

++	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333- 121259), declared effective on February 3, 2005.

+++	Filed herewith.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2009.

DEX MEDIA WEST, LLC
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: March 31, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2009

/s/ Robert J. Bush (Robert J. Bush)	Vice President — Interim Controller (Interim Principal Accounting Officer)	March 31, 2009

/s/ Jenny L. Apker (Jenny L. Apker)	Director	March 31, 2009

Exhibit Index

Exhibit 31.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media West LLC.

+++	Filed herewith.