Form 10-K/A
period 2008-12-31
DEX MEDIA WEST LLC
filed 2009-10-30
CIK 1278438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009, R.H. Donnelley Corporation indirectly owned all of the registrant’s owner’s equity.
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     Dex Media West LLC (the “Company”) filed a Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”) with the Securities and Exchange Commission on March 31, 2009. This Amendment No. 1 is being filed solely for the purpose of adding the signature of KPMG LLP, the Company’s Independent Registered Public Accounting Firm, to KPMG’s Report of Independent Registered Public Accounting Firm (“Report”) on page F-3 included in this Amendment No. 1, which signature was inadvertently omitted from the Original Filing.
     For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 of Part II of the Original Filing has been amended and restated in its entirety. Other than adding KPMG’s signature to its Report, there are no other changes to Item 8 of Part II of the Original Filing. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

	PART II
Item 8.	Financial Statements and Supplementary Data	F-1
	PART IV
Signatures		1
EX-31.1
EX-31.2
EX-32.1

2

PART II
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
/s/ KPMG LLP
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

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October 2009.

DEX MEDIA WEST, LLC
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: October 30, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 30, 2009

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	October 30, 2009

/s/ Sylvester J. Johnson (Sylvester J. Johnson)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	October 30, 2009

/s/ Jenny L. Apker (Jenny L. Apker)	Director	October 30, 2009

1

Exhibit Index

Exhibit 31.1+++	Certification of Annual Report on Form 10-K/A for the period ended December 31, 2008 David C. Swanson, Chairman and Chief Executive Officer of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2+++	Certification of Annual Report on Form 10-K/A for the period ended December 31, 2008 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media West LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1+++	Certification of Annual Report on Form 10-K/A for the period ended December 31, 2008 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media West LLC.

+++	Filed herewith.

2